Form 10-Q
period 2000-06-30
SPEECHWORKS INTERNATIONAL INC
filed 2000-09-13
CIK 1111345

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                       Commission file number: 000-31097


                        SPEECHWORKS INTERNATIONAL, INC.
            (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                          04-3239151
  (State or other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)


             695 ATLANTIC AVENUE, BOSTON, MA                   02111
       (Address of Principal Executive Offices)             (Zip Code)

      Registrant's Telephone Number, Including Area Code: (617) 428-4444

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]   No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of August 31, 2000, the registrant had 30,041,661 shares of common stock, par value $0.001 per share, outstanding.

================================================================================

                SPEECHWORKS INTERNATIONAL, INC. & SUBSIDIARIES

                                     INDEX


PART I - FINANCIAL INFORMATION                                                                         Page No.

Item 1.      Consolidated Financial Statements                                                            1

             Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999                         1

             Consolidated Statement of Operations for the Three and Six Months Ended June
             30, 2000 and 1999                                                                            2


             Consolidated Statement of Cash Flow for the Six Months Ended June 30, 2000 and
             1999                                                                                         3


             Notes to Consolidated Financial Statements                                                   4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                   6


Item 3.      Quantitative and Qualitative Disclosure about Market Risk                                   11

PART II - OTHER INFORMATION                                                                              12

Item 2.      Changes in Securities and Use of Proceeds                                                   12

Item 4.      Submission of Matters to a Vote of Security Holders                                         12

Item 6.      Exhibits and Reports on Form 8-K                                                            13

SIGNATURES                                                                                               14

EXHIBIT INDEX                                                                                            15

                        SPEECHWORKS INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                   (in thousands, except share information)

                                                       JUNE 30,    DECEMBER 31,
                                                         2000         1999
                                                         ----         ----
ASSETS
Current assets:
 Cash and cash equivalents.........................   $ 16,210      $ 11,474
 Accounts receivable, net of allowance for
  doubtful accounts of $150 and $60, respectively..      8,572         4,097
 Prepaid expenses and other current assets.........      1,702           463
 Restricted investments............................        534           573
                                                      --------      --------
  Total current assets.............................     27,018        16,607
Fixed assets, net..................................      4,596         3,408
Intangible assets, net.............................     11,497             -
Other assets.......................................        498           551
                                                      --------      --------
  Total assets.....................................   $ 43,609      $ 20,566
                                                      ========      ========
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable..................................   $  1,339      $    845
 Accrued expenses..................................      3,325         2,092
 Deferred revenue..................................      3,175           854
 Current portion of capital lease obligations......         39           183
 Current portion of notes payable..................        500           500
                                                      --------      --------
  Total current liabilities........................      8,378         4,474
Notes payable, net of current portion..............        542           833
                                                      --------      --------
  Total liabilities................................      8,920         5,307
                                                      --------      --------
Redeemable convertible preferred stock:
 Redeemable convertible preferred stock,
  $0.001 par value; 11,920,273 and 9,375,592
  shares authorized; 11,791,670 and 9,246,989
  shares issued and outstanding, respectively......     64,923        43,507
                                                      --------      --------

Stockholders' equity (deficit):
 Common stock, $0.001 par value; 22,000,000 and
  22,000,000 shared authorized; 7,124,482 and
  5,888,327 shares issued and outstanding,
  respectively.....................................          7             6
 Additional paid-in capital........................     36,705         5,978
 Deferred stock compensation.......................    (17,589)       (4,905)
 Accumulated deficit...............................    (49,357)      (29,327)
                                                      --------      --------
  Total stockholders' equity (deficit).............    (30,234)      (28,248)
                                                      --------      --------
  Total liabilities, redeemable convertible
   preferred stock and stockholders' equity
   (deficit).......................................   $ 43,609      $ 20,566
                                                      ========      ========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                        SPEECHWORKS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per shares amounts)

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                                 --------------        -------------
                                                 2000      1999        2000     1999
                                                 ----      ----        ----     ----
Revenue:
  Product licenses..........................  $  2,776   $ 1,053    $  5,383  $ 1,394
  Professional services.....................     2,364     1,637       4,522    2,736
  Other revenue.............................       892     1,114       1,214    2,964
                                              --------   -------    --------  -------
      Total revenue.........................     6,032     3,804      11,119    7,094
                                              --------   -------    --------  -------

Cost of revenue:
  Cost of product licenses..................        66        32         111       41
  Cost of professional services (excluding
   stock compensation of $135, $12, $228
   and $17, respectively)...................     1,856     1,265       3,550    2,239
  Cost of other revenue.....................       659       814         809    2,053
                                              --------   -------    --------  -------
Total cost of revenue (excluding stock
 compensation of $135, $12, $228 and $17,
 respectively)..............................     2,581     2,111       4,470    4,333
                                              --------   -------    --------  -------

Gross profit (excluding stock compensation
 of $135, $12, $228 and $17, respectively)..     3,451     1,693       6,649    2,761
                                              --------   -------    --------  -------

Operating expenses:
  Selling and marketing (excluding stock
   compensation of $259, $13, $452 and $15,
   respectively)............................     4,478     2,135       8,272    3,681

  Research and development (excluding stock
   compensation of $120, $10, $192 and $12,
   respectively)............................     2,006       965       3,816    1,864

  General and administrative (excluding
   stock compensation of $150, $7, $185
   and $10, respectively)...................     3,652     1,338       6,960    2,424

  Non-cash stock compensation...............       664        42       1,057       54
                                              --------   -------    --------  -------
Total operating expenses....................    10,800     4,480      20,105    8,023
                                              --------   -------    --------  -------
   Loss from operations.....................    (7,349)   (2,787)    (13,456)  (5,262)
Interest and other income, net                      97       107         105      122
                                              --------   -------    --------  -------
Net loss....................................    (7,252)   (2,680)    (13,351)  (5,140)
Accretion on redeemable convertible
 preferred stock............................    (6,055)     (454)     (6,655)    (697)
                                              --------   -------    --------  -------
Net loss attributable to common
 stockholders...............................  $(13,307)  $(3,134)   $(20,006) $(5,837)
                                              ========   =======    ========  =======

Basic and diluted net loss per common share     $(2.12)   $(0.59)     $(3.36)  $(1.16)
Shares used in computing basic and diluted
 net loss per common share..................     6,281     5,285       5,963    5,036

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                        SPEECHWORKS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                              6 MONTHS ENDED
                                                                  JUNE 30,
                                                            -------------------
                                                            2000           1999
                                                            ----           ----
Cash flows from operating activities:
  Net loss............................................  $(13,351)      $ (5,140)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization....................       840            260
     Non-cash stock compensation expense..............     1,057             54
     Provision for doubtful accounts..................        90              -
     Changes in operating assets and liabilities:
        Accounts receivable...........................    (4,565)        (1,002)
        Prepaid expenses and other current assets.....    (1,239)          (250)
        Other assets..................................        53           (411)
        Accounts payable..............................       493            (10)
        Accrued expenses..............................     1,232            611
        Deferred revenue..............................     2,321            152
                                                        --------       --------
          Net cash used in operating activities.......   (13,069)        (5,736)
                                                        --------       --------

Cash flows from investing activities:
  Purchases of fixed assets...........................    (2,028)        (1,084)
  Maturities of short-term investments................        39              -
                                                        --------       --------
          Net cash used in investing
           activities.................................    (1,989)        (1,084)
                                                        --------       --------

Cash flows from financing activities:
  Principal payments on capital lease obligations.....      (144)          (122)
  Proceeds from notes payable.........................         -          1,000
  Principal payments on notes payable.................      (291)           (28)
  Proceeds from issuance of preferred stock, net
   of issuance costs..................................    19,930         23,832
  Proceeds from exercise of stock options                    299             47
  Repayment of notes receivable from stockholders.....         -             12
                                                        --------       --------
          Net cash provided by financing
           activities.................................    19,794         24,741
                                                        --------       --------
          Net increase in cash and cash
           equivalents................................     4,736         17,921
Cash and cash equivalents, beginning of period........    11,474          4,486
                                                        --------       --------
Cash and cash equivalents, ending of period...........  $ 16,210       $ 22,407
                                                        ========       ========

Supplemental disclosure of cash flow information:
Cash paid for interest................................  $     76       $     48
                                                        ========       ========

Supplemental disclosure of non-cash investing and financing activities:
On June 30, 2000, the Company issued America Online warrants to purchase up to 765,422 shares of common stock at $12.46 per share. The value ascribed to these warrants using the Black-Scholes valuation method, based on an assumed IPO price of $14.00 per share at that date, was $8.5 million.

On June 5, 2000, the Company issued 1,045,158 shares of its common stock, at a fair market value of $11.00 per share, to AT&T in return for technology totaling $11.5 million.

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                        SPEECHWORKS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Registration Statement on Form S-1 (Reg. No. 333-35164) filed with the Securities and Exchange Commission.

2. NET LOSS PER SHARE

    The Company computes net loss per common share in accordance with SFAS 128 "Earnings per Share." Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. There is no difference between basic and diluted net loss per share since potential common shares from the conversion of redeemable convertible preferred stock and the exercise of options and warrants were antidilutive for all periods presented. The calculation of diluted net loss per common share for the three and six month periods ended June 30, 2000 and 1999 does not include 22,501,342; 21,371,791; 16,085,829 and 15,079,908 potential shares of common stock equivalents, respectively, related to common stock options, common stock warrants and redeemable convertible preferred stock.

    The pro forma net loss per common share for the three and six month periods ended June 30, 2000 and 1999 is calculated assuming the automatic conversion of all preferred stock outstanding had occurred as of the beginning of the period or as of the date of issuance of the preferred stock, if later. Therefore, accretion of the dividends on the redeemable convertible preferred stock is excluded from the calculation of pro forma net loss per common share.

    The following table presents the calculation of basic and pro forma net loss per common share (in thousands, except per share amounts):

                                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                              JUNE 30,                   JUNE 30,
                                                                          -----------------           ----------------
                                                                          2000         1999           2000        1999
                                                                          ----         ----           ----        ----
Net loss.........................................................     $ (7,252)     $(2,680)      $(13,351)    $(5,140)
Accretion on redeemable convertible preferred stock..............       (6,055)        (454)        (6,655)       (697)
                                                                      --------      -------       --------     -------
Net loss attributable to common stockholders.....................     $(13,307)     $(3,134)      $(20,006)    $(5,837)
                                                                      ========      =======       ========     =======
Weighted average shares used in computing basic and diluted net
 loss per common share...........................................        6,281        5,285          5,963       5,036

Basic and diluted net loss per common share......................     $  (2.12)     $ (0.59)      $  (3.36)    $ (1.16)

Net loss.........................................................     $ (7,252)     $(2,680)      $(13,351)    $(5,140)
                                                                      ========      =======       ========     =======
Pro forma:
Shares used above................................................        6,281        5,285          5,963       5,036
Pro forma adjustment to reflect the weighted average effect of
 assumed conversion of redeemable convertible preferred stock....       16,107       11,886         14,989      10,880
                                                                      --------      -------       --------     -------

Weighted average shares used in computing pro forma basic and
 diluted net loss per common share...............................       22,388       17,171         20,952      15,916

Pro forma basic and diluted net loss per common share............     $  (0.32)     $ (0.16)      $  (0.64)    $ (0.32)

3. DEFERRED STOCK COMPENSATION

     In connection with the grant of certain stock options to employees through June 30, 2000, the Company recorded deferred stock compensation within stockholders' equity of $10.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options. The Company recorded amortization of deferred compensation for the three and six months ended June 30, 2000 and 1999 of $664,000, $1,057,000, $42,000 and $54,000, respectively.

     On June 30, 2000 the Company issued warrants to a business partner in connection with a long-term marketing arrangement. In accordance with EITF 96-18, the value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model was $8.5 million, which will be amortized to sales and marketing expense over the expected three-year term of the agreement. This amortization will commence and the value of the warrant will be measured final upon completion of the initial public offering, the date at which the exercise price of the warrants will be fixed. Assumptions used in the Black-Scholes computation included the following: fair value of the Company's common stock of $14.00 per share; exercise price of $12.46 per share; risk free interest rate of return of 6.2%; volatility of 100%; expected term of 3 years; and no dividend yield. We anticipate recording additional deferred stock compensation charges of $2.7 million from these warrants which reflects the increase in the initial public offering price from $14.00 to $20.00 as of the date of the closing of the initial public offering on August 4, 2000.

4. SEGMENT REPORTING

     The Company operates in a single segment and has no organizational structure dictated by product lines, geography or customer type.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, it expects the adoption of SFAS No. 133 will not have a material impact on its financial position or operating results.

    In December 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in SOP 98-9. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for transactions entered into during years beginning after March 15, 1999 (year 2000 for the Company), however, early adoption is permitted. The Company has adopted SOP 98-9.

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 will become effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its financial position or results of operations.

6. SUBSEQUENT EVENTS

  On August 4, 2000, the Company completed its initial public offering of
5.46 million shares of common stock. The offering raised approximately
$100 million, net of offering expenses, for the Company. Concurrent with the initial public offering, the Company completed two private placements of common stock which raised an additional $9 million. As of the date of the offering, approximately 16.4 million shares of preferred stock were automatically converted into common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

    This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results over the balance of the year, regarding expense trends, cash positions and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Factors that could cause future results to differ materially from such expectations include: the timing of sales of the Company's products and services; market acceptance of the Company's speech-activated systems; the Company's reliance on a limited number of large orders for substantially all its revenue; the Company's ability to develop new products and services in the face of rapidly evolving technology; the uncertainties related to the Company's planned international operations; the Company's ability to manage growth of its business; the Company's ability to protect its intellectual property; the Company's reliance on resellers and original equipment manufactures for a portion of its sales; the Company's ability to respond to competitive developments; and the Company's reliance on attracting, retaining and motivating key technical and management personnel. These and other risk factors are detailed in the Company's filings with the Securities and Exchange Commission. As a result of these and other factors, there can be no assurances that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

OVERVIEW

    SpeechWorks is a leading provider of software products and professional services that enable enterprises and communications carriers to offer automated, speech-activated services over any telephone. With our speech recognition solutions, consumers can direct their own calls, obtain information and conduct transactions automatically, simply by speaking naturally over any telephone, anytime. Our solutions are designed to help businesses build sustainable customer relationships over the telephone, provide improved and cost-effective customer service systems, increase the returns on their internet-related investments and capitalize on a variety of new business opportunities.

    We currently offer two speech recognition solutions for over-the-telephone applications, the SpeechWorks 6 platform and our recently introduced SpeechSite package. SpeechWorks 6 is a comprehensive set of software tools and core speech recognition technologies that can be used to build state-of-the-art, speech-activated services. With our SpeechWorks 6 platform, companies can quickly design and deploy speech-activated applications, in multiple languages, that enable their customers to buy travel tickets, trade mutual funds, get health care referrals, update account records, send messages and conduct a myriad of other transactions that extend web-based e-business to any telephone.

    SpeechSite, which is based on the SpeechWorks 6 platform, is a packaged application that brings the web model of self-service to the telephone. SpeechSite answers and directs telephone calls and delivers company information. Like a website, SpeechSite can link to other services and deliver various types of information services to callers. However, SpeechSite uses a spoken interface rather than a visual browser.

    We complement our products with a professional services organization that offers a range of services including application development and project management. We have designed these services to shorten time-to-market, reduce project implementation risk and improve our clients' competitive position. We believe that our ability to successfully deliver an integrated solution to our clients that includes both software and professional services provides us with a significant competitive advantage.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our statements of operations

                                        THREE MONTHS         SIX MONTHS
                                            ENDED              ENDED
                                          JUNE 30,            JUNE 30,
                                       --------------       ------------
                                       2000      1999       2000    1999
                                       ----      ----       ----    ----
                                      (as a percentage of total revenue)
Revenue:
  Product licenses...................   46%      28%        48%      20%
  Professional services..............   39       43         41       38
  Other revenue......................   15       29         11       42
                                      ----      ---       ----      ---

  Total revenue......................  100%     100%       100%     100%
                                      ====      ===       ====      ===

Cost of revenue:
  Cost of product licenses...........    1%       1%         1%       1%
  Cost of professional services......   31       33         32       31
  Cost of other revenue..............   11       21          7       29
                                      ----      ---       ----      ---

  Total cost of revenue..............   43       55         40       61
                                      ----      ---       ----      ---

  Gross profit.......................   57       45         60       39
                                      ----      ---       ----      ---

Operating expenses:
  Selling and marketing..............   74       56         74       52
  Research and development...........   33       25         34       26
  General and administrative.........   61       35         63       34
  Non-cash stock compensation........   11        1         10        1
                                      ----      ---       ----      ---

  Total operating expenses...........  179      117        181      113
                                      ----      ---       ----      ---

Loss from operations................. (122)     (72)      (121)     (74)
Interest and other income
 (expense), net......................    2        3          1        2
                                      ----      ---       ----      ---

Net loss............................. (120)%    (69)%     (120)%    (72)%
                                      ====      ===       ====      ===


COMPARISON OF THE THREE AND SIX  MONTHS ENDED JUNE  30, 2000 AND 1999

     Total revenue. Our total revenue for the three months ended June 30, 2000 increased 58.6% to $6.0 million from $3.8 million for the same period of 1999. For the first six months of the 2000, revenues increased 56.7% to $11.1 million from $7.1 million during the same period of 1999. Revenues from international sales during the three and six months periods ended June 30, 2000 were $1.0 million and $1.7 million, respectively. International sales were $135,000 for the three and six-month periods ended June 30, 1999.

    Revenue from product licenses. Revenue from the sale of software licenses during the three-month period ended June 30, 2000 increased 163.6% to $2.8 million from $1.1 million in the same period of 1999. For the six-month period ended June 30, 2000, revenues from product license sales increased 286.2% to $5.4 million from $1.4 million during the same period in 1999. The growth in sales of product licenses resulted from a growing market acceptance of our speech-activated e-business solutions, our expanded sales and marketing efforts and the improved productivity of our distribution channels. We expect that revenue from product licenses will represent more than 50% of our total revenue in the future.

  Revenue from professional services.   Revenue from fees we received for
professional services during the three-month period ended June 30, 2000 increased 44.4% to $2.4 million from $1.6 million in the second quarter of 1999. For the six-month period ended June 30, 2000, revenues from professional services increased 65.3% to $4.5 million from $2.7 million during the same period in 1999. The growth in revenue from professional services resulted primarily from the increased demand for custom speech applications from existing and new clients.

    Other revenue.   Other revenue accounted for 14.8% of total revenue for the three-month period ended June 30, 2000, compared to 29.3% of revenue for the same period in 1999. For the six-month period ended June 30, 2000, other revenue accounted for 10.9% of total revenue compared to 41.8% of total revenue for the same period in 1999. Other revenue consists primarily of resold hardware and facility management services. We anticipate that resold hardware and facilities management revenue will continue to decline as a percentage of total revenue in the future.

    Cost of product licenses revenue.   Cost of product licenses revenue
increased for the three-month period ended June 30, 2000 to $66,000, or 2.4% of product license revenue, from $32,000, or 3.0% of product license revenue in 1999. For the six-month period ended June 30, 2000 the cost of product licenses increased to $111,000, or 2.1% of product license revenue from $41,000, or 2.9% of product license revenue in 1999. The decrease in the percentage of revenue reflects the decrease in royalties owed to MIT based on achieving the second milestone of cumulative product license sales.

     Cost of professional services revenue. Cost of professional services revenue for the three months ended June 30, 2000 increased 46.7% to $1.9 million from $1.3 million for the same period in 1999. For the six-month period June 30, 2000, the cost of professional services revenue increased 58.6% to $3.6 million from $2.2 million in 1999. The increase in cost is due primarily to the hiring of additional project managers, developers, user interface designers, speech scientists and technical support staff to expand our professional services organization. This cost represented 78.5% of professional services revenue for the three-month period ended June 30, 2000, compared to 77.3% of professional services revenue in the same period of 1999. For the six-month period ended June 30, 2000, the cost of professional services revenue as a percentage of professional services revenue was 78.5% compared to 81.8% for the same period in 1999. The lower cost of professional services as a percent of related revenue for the six months ended June 30, 2000 reflects improvements in margins as certain lower-margin projects were completed and replaced with higher-margin projects.

     Cost of other revenue.   Cost of resold hardware and resold facilities
management services for the three-month period ended June 30, 2000 decreased to $659,000 from $814,000 in the same period of 1999. For the six-month period ended June 30, 2000, the cost of other revenues were $809,000 compared to $2.1 million for the same period in 1999. The decrease in cost of other revenue from 1999 to 2000 reflects fewer shipments of hardware to customers during 2000.

     Total operating expenses.   Our total operating expenses for the three-
month period ended June 30, 2000 increased 141.1% to $10.8 million from $4.5 million during the same period of 1999. For the six-month period ended June 30, 2000, total operating expenses increased 150.6% to $20.1 million from $8.0 million in 1999. These increases occurred in all categories of operating expense as we grew our organization. Total headcount grew to 250 as of June 30, 2000, compared to a headcount of 120 as of June 30, 1999. As a percentage of revenue, our operating expenses were 179.0% for the three-month period ended June 30, 2000, compared to 117.8% for the second quarter of 1999. For the six-month periods ended June 30, 2000 and 1999, operating expenses as a percentage of revenue were 180.8% and 113.1%, respectively.

    Selling and marketing expenses. Selling and marketing expenses consist primarily of salaries, commissions and related travel costs for the selling and marketing personnel, along with spending on marketing activities, including advertisements, tradeshows, public relations activities and educational seminars. For the three-month period ended June 30, 2000, selling and marketing expenses increased 109.7% to $4.5 million from $2.1 million during the same period of 1999. Selling and marketing expenses as a percentage of revenue increased to 74.2% for the three months ended June 30, 2000 from 56.1% for the same period of 1999. For the six-month period ended June 30, 2000, selling and marketing expenses were $8.3 million compared to $3.7 million for the same period in 1999, an increase of 124.7%. The increase in selling and marketing expenses during 2000 from 1999 resulted primarily from our investment in sales and marketing personnel. During this period, the number of sales personnel in North America increased to 33 from 16 and the number of employees in marketing increased to 19 from 10. In addition, the cost of engineers devoted to technical sales support, recorded as a selling expense, has increased steadily with increased sales. The increase in selling and marketing expenses also reflects higher commissions associated with higher sales and increased marketing activities, including advertisements, tradeshows, public relations activities and educational seminars during these periods.

    Research and development expenses.   Research and development expenses
consist primarily of labor costs and related travel for personnel involved in new product development and enhancements. Research and development expenses for the three-month period ended June 30, 2000 increased to $2.0 million from $965,000 during the same period of 1999, an increase of 107.9%. For the six-month period ended June 30, 2000, research and development expenses increased 104.7% to $3.8 million from $1.9 million for the same period in 1999. Research and development expenses as a percentage of revenue for the three-month period ended June 30, 2000 increased to 33.3% from 25.4% during the same period in 1999. For the six-month period ended June 30, 2000, research and development expenses as a percentage of revenue was 34.3%, compared to 26.3% for the same period in 1999. The increase in research and development expenses was driven by the increased hiring of software developers, quality assurance and testing personnel and speech scientists to develop and enhance our products. The number of personnel involved in research and development increased from 42 as of June 30, 1999 to 68 as of June 30, 2000.

    General and administrative expenses.   General and administrative expenses
consist of labor costs and related travel for personnel involved in supporting the financial, legal and system administration infrastructure, along with all occupancy related and corporate overhead costs. For the three-month period ended June 30, 2000, general and administrative expenses increased 172.9% to $3.7 million from $1.3 million during the same period in 1999. For the six-month period ended June 30, 2000, general and administrative costs were $7.0 million compared to $2.4 million for the same period in 1999, an increase of 187.1%.
The increase in general and administrative expenses from 1999 to 2000 was primarily due to additional infrastructure necessary to support our growing operations in the United States and internationally, an increase in professional services fees incurred to support our growth and increased recruiting costs.

    Non-cash stock compensation.   In connection with the grant of stock options
during the three months ended June 30, 2000, we recorded deferred stock compensation charges of $4.2 million compared to $550,000 for the same period in 1999. For the six-month period ended June 30, 2000, deferred stock compensation charges were $5.3 million compared to $881,000 for the same period in 1999. Deferred stock compensation charges represent the difference between the deemed fair value for financial reporting purposes of our common stock on the date of grant and the exercise price of options granted to employees to acquire our common stock during this period, multiplied by the number of option shares. Deferred stock compensation is amortized to expense ratably over the vesting period of the options granted, which is typically four years. For the three-month period ended June 30, 2000 we recorded amortization of deferred stock compensation of $664,000 compared to $42,000 during the same period in 1999. For the six-month period ended June 30, 2000, the amortization of deferred stock compensation was $1.1 million compared to

$54,000 for the same period in 1999. We expect the amortization of deferred stock compensation to be approximately $2.7 million per year through 2002 and decreasing thereafter through 2004.

    On June 30, 2000 we issued warrants to a business partner in connection with a long-term marketing arrangement. In accordance with EITF 96-18, the value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model was $8.5 million, which will be amortized to sales and marketing expense over the expected three-year term of the agreement. This amortization will commence and the value of the warrant will be measured final upon completion of the initial public offering, the date at which the exercise price of the warrants will be fixed. Assumptions used in the Black-Scholes computation included the following: fair value of the Company's common stock of $14.00 per share; exercise price of $12.46 per share; risk free interest rate of return of 6.2%; volatility of 100%; expected term of 3 years; and no dividend yield. We anticipate recording additional deferred stock compensation charges of $2.7 million from these warrants which reflects the increase in the initial public offering price from $14.00 to $20.00 as of the date of the closing of the initial public offering on August 4, 2000.

    Interest and other income (expense), net.   For the three months ended June
30, 2000, interest income was $252,000 compared to $144,000 during the same period in 1999. Interest expense was $41,000 during the three-month period ended June 30, 2000 compared to $34,000 during the same period of 1999. For the six-month period ended June 30, 2000, interest income was $344,000 compared to $182,000 for the same period in 1999. For the six-month period ended June 30, 2000, interest expense was $76,000 compared to $48,000 for the same period in 1999. The increase in interest income from 1999 to 2000 was the result of higher cash balances available for investing during 2000 as a result of the series E redeemable convertible preferred stock proceeds received during the quarter ended June 30, 2000. Other expenses include other non-operating costs.

LIQUIDITY AND CAPITAL RESOURCES

    Since 1995, we have funded our operations primarily through the private placement of convertible preferred stock totaling $60.0 million through June 30, 2000, and to a lesser extent, through bank borrowings and capital equipment lease financing. As of June 30, 2000, we had cash and cash equivalents of $16.2 million and $2.0 million available under our revolving line of credit. Our operating activities resulted in net cash outflows of $13.1 million in the six-month period ended June 30, 2000 and $5.7 million for the same period in 1999. The operating cash outflows for these periods resulted primarily from our significant investment in research and development, sales and marketing and infrastructure.

    To date, our investing activities have consisted primarily of purchases and maturities of short-term investments and capital expenditures for property and equipment, including $2.0 million of capital expenditures in the six month period ended June 30, 2000, compared to $1.1 million for the same period in 1999. The increase in our capital expenditures in the first six months of 2000 was the result of building our infrastructure and expanding operations into new locations in the United States, Canada, Singapore, the United Kingdom and Mexico. These capital expenditures have consisted primarily of computer hardware, software and furniture and fixtures for our growing employee base.

    At June 30, 2000, following an amendment to our bank agreement, we had $2.0 million available under our revolving line of credit. The revolving line of credit expires on May 31, 2001.

    We had an equipment line of credit which we converted into a term loan in the amount of $1.5 million. The term loan bears interest at an annual rate of prime plus 0.75% (10.25% at June 30, 2000), and principal and interest under the term loan are payable in 36 monthly installments through September 2002.

    Our financing activities generated cash of $19.8 million for the six-month period ended June 30, 2000, compared to $24.7 million for the same period of 1999.

    On April 11, 2000, we closed an additional round of private financing in which we raised net proceeds of $19.9 million through the issuance of our series E convertible preferred stock. Because the deemed fair market value of our common stock for financial reporting purposes was greater than the issuance price of the series E convertible preferred stock, we recorded a beneficial conversion feature of $5.2 million on the series E convertible preferred stock, which was treated as a preferred stock dividend as of the date of issue.

    On May 31, 2000, we issued to a series E investor a warrant to purchase 47,710 shares of common stock at an exercise price of $7.86 per share. The warrant is exercisable on or before May 31, 2002.

    On August 4, 2000, the Company completed its initial public offering of 5.46 million shares of common stock. The offering raised approximately $100 million, net of offering expenses, for the Company. Concurrent with the initial public offering, the Company completed two private placements of common stock which raised an additional $9 million. As of the date of the offering, approximately
16.4 million shares of preferred stock were automatically converted into common stock.

    We believe that the net proceeds of the initial public offering and the concurrent private placements, together with existing cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to our operations in international markets where we transact business in foreign currencies and accordingly are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into U.S. dollars, which may in turn affect our consolidated statements of operations. Our functional currency is the U.S. dollar for all of our foreign subsidiaries and branches, and therefore, translation gains and losses are included as a component of net income or loss. Substantially all of our revenues are invoiced and collected in U.S. dollars.

                          PART II. OTHER INFORMATION

ITEMS 1, 3 AND 5. NOT APPLICABLE

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  On April 11, 2000, the Company issued and sold a total of 2,544,681 shares of series E convertible preferred stock, $.001 par value per share (the "Series E Preferred"), to 17 accredited investors at a price per share of $7.86 in a private placement exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the ("Securities Act") for gross proceeds of $20,001,193. Each outstanding share of Series E Preferred converted into one share of the Company's common stock, $.001 par value per share (the "Common Stock") upon the closing of the Company's initial public offering on August 4, 2000.

  On June 5, 2000, the Company issued a total of 1,045,158 shares of Common Stock to AT&T Corp. in a private placement exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act in connection with the execution of a development and license agreement with AT&T.

  On June 30, 2000, the Company issued to America Online, Inc. a warrant to purchase 765,442 shares of common stock at an exercise price of $12.46 per share in a transaction exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act in connection with the execution of a software license and professional services agreement. The warrants will become exercisable upon the earlier of America Online achieving specified voice portal milestones or June 30, 2002.

  From April 1, 2000 to June 30, 2000, the Company issued an aggregate of 191,466 shares of Common Stock to employees upon the exercise of stock options pursuant to Rule 701 of the Securities Act for aggregate gross proceeds of $175,085.

  In connection with the Company's initial public offering, the Company sold 5,462,500 shares of Common Stock and received net offering proceeds of approximately $98,325,000. On July 31, 2000, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-35164) effective. The managing underwriters of the offering were Chase H&Q, J.P.Morgan & Co., and U.S. Bancorp Piper Jaffray. The following table sets forth the Company's cumulative use of the net offering proceeds as of August 31, 2000:

          Purchase and installation of machinery and equipment.............         $         0
          Acquisition of other business....................................                   0
          Repayment of indebtedness........................................                   0
          Working capital..................................................                   0
          Temporary investments:
          Cash and cash equivalents........................................          98,325,000
          All other purposes...............................................                   0

  The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the Registration Statement.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

  On May 10, 2000, the Company's stockholders acted by written consent in lieu of an annual meeting to approve the following matters:

  (i) The adoption of an amendment to, and the restatement of, the Certificate of Incorporation of the Company and to authorize the President of the Company to execute and file a Restated Certificate of Incorporation with the Secretary of the State of Delaware, immediately prior to the closing of the Company's initial public offering.

  (ii) The approval of the recommendation of the Board of Directors of the Company to amend and restate the Company's By-Laws, simultaneously with the closing of the Company's initial public offering.

  (iii) The adoption of the Company's 2000 Employee, Director and Consultant Stock Plan.

  (iv)  The adoption of the Company's 2000 Employee Stock Purchase Plan.

  (v)   The election of the following persons to the Board of Directors of the
        Company:

        Axel Bichara
        Richard Burnes
        Robert Finch
        John C. Freker, Jr.
        William J. O'Farrell
        Stuart R. Patterson
        Michael S. Phillips

Item 6.  Exhibits And Reports On Form 8-K

(A) Exhibits

    Exhibit 27  Financial Data Schedule

    Exhibit 99  Forward-Looking Information

(B) Reports on Form 8-K

    No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             SPEECHWORKS INTERNATIONAL, INC.


Date: September 13, 2000     By: /s/ Richard J. Westelman
                                 -----------------------------------
                                 RICHARD J. WESTELMAN
                                 CHIEF FINANCIAL OFFICER

               SPEECHWORKS INTERNATIONAL, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit
-------


27     Financial Data Schedule

99     Forward-Looking Information