Form 10-Q
period 2000-09-30
SPEECHWORKS INTERNATIONAL INC
filed 2000-11-13
CIK 1111345

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the quarterly period ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                                 (617) 428-4444
               Registrant's Telephone Number, Including Area Code

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of October 31, 2000, the registrant had 30,090,173 shares of common stock, par value $0.001 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 SPEECHWORKS INTERNATIONAL, INC. & SUBSIDIARIES

                                     INDEX

                                                                      Page No.
                                                                      --------
 Part I--Financial Information

            Consolidated Balance Sheet as of September 30, 2000 and
            December 31, 1999.......................................      3

            Consolidated Statement of Operations for the Three and
            Nine Months Ended September 30, 2000 and 1999...........      4

            Consolidated Statement of Cash Flow for the Nine Months
            Ended September 30, 2000 and 1999.......................      5

            Notes to Consolidated Financial Statements..............      6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................      9

            Quantitative and Qualitative Disclosures about Market
    Item 3. Risk ...................................................     14

 Part II--Other Information..........................................    15

    Item 2. Changes in Securities and Use of Proceeds...............     15

    Item 6. Exhibits and Reports on Form 8-K........................     15

 Signatures..........................................................    16

 Exhibit Index.......................................................    17

                        SPEECHWORKS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                    (in thousands, except share information)

                                                         September 30, December 31,
                                                             2000          1999
                                                         ------------- ------------
ASSETS

Current assets:
  Cash and cash equivalents............................    $119,505      $ 11,474
  Accounts receivable, net of allowance for doubtful
   accounts of $250 and $60, respectively..............       9,183         4,097
  Prepaid expenses and other current assets............       2,959           463
  Restricted investments...............................         --            573
                                                           --------      --------
    Total current assets...............................     131,647        16,607
Fixed assets, net......................................       4,829         3,408
Other assets...........................................       1,026           551
Intangible assets, net.................................      10,539           --
                                                           --------      --------
    Total assets.......................................    $148,041      $ 20,566
                                                           ========      ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable.....................................    $    870      $    845
  Accrued compensation.................................       3,417         1,104
  Accrued expenses.....................................       2,306           988
  Deferred revenue.....................................       3,078           854
  Current portion of capital lease obligations.........           9           183
  Current portion of long-term debt....................         500           500
                                                           --------      --------
    Total current liabilities..........................      10,180         4,474
Long-term debt, net of current portion.................         417           833
                                                           --------      --------
    Total liabilities..................................      10,597         5,307
                                                           --------      --------
Redeemable convertible preferred stock:
  Redeemable convertible preferred stock, $0.001 par
   value; 10,000,000 and 9,375,592, shares authorized;
   zero and 9,246,989 shares issued and outstanding,
   respectively........................................         --         43,507
                                                           --------      --------
Stockholders' equity (deficit):
  Common stock, $0.001 par value; 100,000,000 and
   22,000,000, shares authorized; 30,060,382 and
   5,888,327 shares issued and outstanding,
   respectively........................................          30             6
  Additional paid-in capital...........................     219,325         5,978
  Deferred stock compensation..........................     (24,216)       (4,905)
  Accumulated deficit..................................     (57,695)      (29,327)
                                                           --------      --------
    Total stockholders' equity (deficit)...............     137,444       (28,248)
                                                           --------      --------
    Total liabilities, redeemable convertible preferred
     stock and stockholders' equity (deficit)..........    $148,041      $ 20,566
                                                           ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPEECHWORKS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                            Three Months        Nine Months
                                                Ended              Ended
                                            September 30,      September 30,
                                           ----------------  ------------------
                                            2000     1999      2000      1999
                                           -------  -------  --------  --------
Revenue:
  Product licenses.......................  $ 4,853  $   733  $ 10,236  $  2,127
  Professional services..................    3,096    1,303     7,618     4,039
  Other revenue..........................      674      522     1,888     3,486
                                           -------  -------  --------  --------
    Total revenue........................    8,623    2,558    19,742     9,652
                                           -------  -------  --------  --------
Cost of revenue:
  Cost of product licenses...............       44       19       155        60
  Cost of professional services
   (excluding stock compensation of $457,
   $36, $685 and $53, respectively)......    2,346    1,312     5,896     3,551
  Cost of other revenue..................      558      215     1,367     2,268
                                           -------  -------  --------  --------
    Total cost of revenue................    2,948    1,546     7,418     5,879
                                           -------  -------  --------  --------
    Gross profit.........................    5,675    1,012    12,324     3,773
                                           -------  -------  --------  --------
Operating expenses:
  Selling and marketing (excluding stock
   compensation of $900, $62, $1,352 and
   $77, respectively)....................    5,793    1,913    14,065     5,595
  Research and development (excluding
   stock compensation of $140, $21, $332
   and $33 respectively).................    2,160    1,447     5,976     3,310
  General and administrative (excluding
   stock compensation of $107, $10, $292
   and $20 respectively).................    4,482    1,504    11,442     3,928
  Amortization of acquired intellectual
   property and collaborative rights.....      958      --        958       --
  Stock compensation.....................    1,604      129     2,661       183
                                           -------  -------  --------  --------
    Total operating expenses.............   14,997    4,993    35,102    13,016
                                           -------  -------  --------  --------
Loss from operations.....................   (9,322)  (3,981)  (22,778)   (9,243)
Interest and other income, net...........    1,334      193     1,439       315
                                           -------  -------  --------  --------
Net loss.................................   (7,988)  (3,788)  (21,339)   (8,928)
Accretion and deemed dividends on
 redeemable convertible preferred stock..     (300)    (607)   (6,955)   (1,304)
                                           -------  -------  --------  --------
Net loss attributable to common
 stockholders............................  $(8,288) $(4,395) $(28,294) $(10,232)
                                           =======  =======  ========  ========
Basic and diluted net loss per common
 share...................................  $ (0.39) $ (0.79) $  (2.54) $  (1.96)
Shares used in computing basic and
 diluted net loss per common share.......   21,419    5,552    11,152     5,210

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPEECHWORKS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Cash flows from operating activities:
  Net loss................................................. $(21,339) $ (8,928)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization..........................    1,373       585
    Amortization of acquired intellectual property and
     collaborative rights..................................      958       --
    Stock compensation expense.............................    2,661       183
    Provision for doubtful accounts........................      190       (15)
  Changes in operating assets and liabilities:
    Accounts receivable....................................   (5,276)   (2,258)
    Prepaid expenses and other current assets..............   (2,496)     (516)
    Other assets...........................................     (475)     (429)
    Accounts payable.......................................       25       (25)
    Accrued expenses.......................................    3,631       671
    Deferred revenue.......................................    2,224       298
                                                            --------  --------
      Net cash used in operating activities................  (18,524)  (10,434)
                                                            --------  --------
Cash flows from investing activities:
  Purchases of fixed assets................................   (2,794)   (2,025)
  Maturities and release of restricted investments.........      573        40
                                                            --------  --------
      Net cash used in investing activities................   (2,221)   (1,985)
                                                            --------  --------
Cash flows from financing activities:
  Principal payments on capital lease obligations..........     (174)     (187)
  Proceeds from notes payable..............................      --      1,000
  Principal payments on notes payable......................     (416)     (111)
  Proceeds from issuance of preferred stock, net of
   issuance costs..........................................   19,929    23,829
  Proceeds from exercise of stock options..................      654        65
  Proceeds from sale of common stock, net of issuance
   costs...................................................  108,783       --
  Repayment of notes receivable from stockholders..........      --         12
                                                            --------  --------
      Net cash provided by financing activities............  128,776    24,608
                                                            --------  --------
      Net increase in cash and cash equivalents............  108,031    12,189
Cash and cash equivalents, beginning of period.............   11,474     4,486
                                                            --------  --------
Cash and cash equivalents, ending of period................ $119,505  $ 16,675
                                                            ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                        SPEECHWORKS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The unaudited consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Registration Statement on Form S-1 (Reg. No. 333-35164) filed with the Securities and Exchange Commission.

2. Net Loss Per Share

   The Company computes net loss per common share in accordance with SFAS 128 "Earnings per Share." Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. There is no difference between basic and diluted net loss per share since potential common shares from the conversion of redeemable convertible preferred stock and the exercise of options and warrants were antidilutive for all periods presented. The calculation of diluted net loss per common share for the three and nine month periods ended September 30, 2000 and 1999 does not include 23,581,809; 22,108,600; 18,694,418 and 16,719,490 potential shares of common stock equivalents, respectively, related to common stock options, common stock warrants and redeemable convertible preferred stock.

   The pro forma net loss per common share for the three and nine month periods ended September 30, 2000 and 1999 is calculated assuming the automatic conversion of all preferred stock outstanding had occurred as of the beginning of the period or as of the date of issuance of the preferred stock, if later. Therefore, accretion of the dividends on the redeemable convertible preferred stock is excluded from the calculation of pro forma net loss per common share.

   The following table presents the calculation of basic and pro forma net loss per common share (in thousands, except per share amounts):

                                            Three Months
                                                Ended        Nine Months Ended
                                            September 30,      September 30,
                                           ----------------  ------------------
                                            2000     1999      2000      1999
                                           -------  -------  --------  --------
Net loss.................................  $(7,988) $(3,788) $(21,339) $ (8,928)
Accretion on redeemable convertible
 preferred stock.........................     (300)    (607)   (6,955)   (1,304)
                                           -------  -------  --------  --------
Net loss attributable to common
 stockholders............................  $(8,288) $(4,395) $(28,294) $(10,232)
                                           =======  =======  ========  ========
Weighted average shares used in computing
 basic and diluted net loss per common
 share...................................   21,419    5,552    11,152     5,210
Basic and diluted net loss per common
 share...................................  $ (0.39) $ (0.79) $  (2.54) $  (1.96)

Pro forma:
Net loss.................................  $(7,988) $(3,788) $(21,339) $ (8,928)
                                           =======  =======  ========  ========
Shares used above........................   21,419    5,552    11,152     5,210
Pro forma adjustment to reflect the
 weighted average effect of assumed
 conversion of convertible redeemable
 preferred stock.........................    6,245   13,870    12,053    11,895
                                           -------  -------  --------  --------
Weighted average shares used in computing
 pro forma basic and diluted net loss per
 common share............................   27,664   19,422    23,205    17,105
Pro forma basic and diluted net loss per
 common share............................  $ (0.29) $ (0.20) $  (0.92) $  (0.52)

                        SPEECHWORKS INTERNATIONAL, INC.

3. Deferred Stock Compensation

   In connection with the grant of certain stock options to employees through June 30, 2000, the Company recorded deferred stock compensation within stockholders' equity of $10.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options. During the three months ended September 30, 2000, no deferred stock compensation was recorded as all stock options issued during the period were issued with an exercise price equal to the fair value on the date of grant. The Company recorded amortization of deferred stock compensation for the three and nine months ended September 30, 2000 and 1999 of $678,000, $1,735,000, $129,000 and $183,000, respectively.

   In connection with the sale of common stock in private placements to Net2Phone and AOL, concurrent with the Company's initial public offering (Note
5), the Company recorded deferred stock compensation within stockholders' equity of $5.4 million. This amount represents the difference between the price of the public offering of $20.00 per share and the price paid by Net2Phone and AOL of $12.46 per share. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered revenue-producing arrangements. In each quarterly period, such amortization will be reflected as a reduction of revenues resulting from the arrangements; to the extent that the amortization exceeds such revenues, the residual will be reflected in operating expenses. For the three months ended September 30, 2000, the Company did not recognize any revenue from either Net2Phone or AOL and, accordingly, the related amortization of $134,000 and $168,000, respectively, was recorded as stock compensation expense and allocated to sales and marketing expense for disclosure purposes.

   On June 30, 2000, the Company issued a warrant to purchase up to 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. In accordance with EITF 96-18, the value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $11.2 million, which is being amortized to stock compensation expense over the three-year term of the agreement and allocated to sales and marketing expense for disclosure purposes. Assumptions used in the Black-Scholes computation included the following: fair value of the Company's common stock of $20.00 per share; exercise price of $12.46 per share; risk free interest rate of return of 6.2%; volatility of 100%; expected term of 3 years; and no dividend yield. The Company recognized $624,000 of stock compensation expense during the three months ended September 30, 2000.

4. Segment Reporting

   The Company operates in a single segment and has no organizational structure dictated by product lines, geography or customer type.

5. Initial Public Offering

   On August 4, 2000, the Company completed its initial public offering of 5.46 million shares of common stock. The offering raised approximately $100 million, net of offering expenses, for the Company. Concurrent with the initial public offering, the Company completed two private placements of common stock which raised an additional $9 million. As of the date of the offering, all outstanding shares of the Company's preferred stock automatically converted into an aggregate of 16.4 million shares of common stock.

6. Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards

                        SPEECHWORKS INTERNATIONAL, INC.

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

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. In June 2000, Staff Accounting Bulletin No. 101B, "Second
Amendment: Revenue Recognition in Financial Statements," was released. This staff accounting bulletin delays the implementation of SAB 101 until the fourth quarter of 2000. The Company does not expect the application of SAB 101 to have a material impact on the Company's financial position or results of operations.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

                        SPEECHWORKS INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

   This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results over the balance of the year, regarding expense trends, cash positions and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Factors that could cause future results to differ materially from such expectations include: the timing of sales of the Company's products and services; market acceptance of the Company's speech-activated systems; the Company's reliance on a limited number of large orders for substantially all its revenue; the Company's ability to develop new products and services in the face of rapidly evolving technology; the uncertainties related to the Company's planned international operations; the Company's ability to manage growth of its business; the Company's ability to protect its intellectual property; the Company's reliance on resellers and original equipment manufacturers for a portion of its sales; the Company's ability to respond to competitive developments; and the Company's reliance on attracting, retaining and motivating key technical and management personnel. These and other risk factors are detailed in the Company's filings with the Securities and Exchange Commission. As a result of these and other factors, there can be no assurances that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

   We currently offer two speech recognition solutions for over-the-telephone applications, the SpeechWorks 6 platform and our SpeechSite package. SpeechWorks 6 is a comprehensive set of software tools and core speech recognition technologies that can be used to build state-of-the-art, speech-activated services. With our SpeechWorks 6 platform, companies can quickly design and deploy speech-activated applications, in multiple languages, that enable their customers to buy travel tickets, trade mutual funds, get health care referrals, update account records, send messages and conduct a myriad of other transactions that extend web-based e-business to any telephone.

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

   We complement our products with a professional services organization that offers a range of services including application development and project management. We have designed these services to shorten time-

                        SPEECHWORKS INTERNATIONAL, INC.

to-market, reduce project implementation risk and improve our clients' competitive position. We believe that our ability to successfully deliver an integrated solution to our clients that includes both software and professional services provides us with a significant competitive advantage.

Results of Operations

   The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our statements of operations:

                          Three Months
                         Ended September      Nine Months Ended
                               30,              September 30,
                         -----------------   ----------------------
                          2000      1999       2000         1999
                         -------   -------   ----------   ---------
                         (as a percentage of total revenue)
Revenue:
  Product licenses......      56 %      29 %         52 %        22 %
  Professional
   services.............      36        51           39          42
  Other revenue.........       8        20            9          36
                         -------   -------   ----------   ---------
    Total revenue.......     100 %     100 %        100 %       100 %
                         =======   =======   ==========   =========
Cost of revenue:
  Cost of product
   licenses.............       1 %       1 %          1 %         1 %
  Cost of professional
   services.............      27        51           30          37
  Cost of other
   revenue..............       6         9            7          23
                         -------   -------   ----------   ---------
    Total cost of
     revenue............      34        61           38          61
                         -------   -------   ----------   ---------
    Gross profit........      66        39           62          39
                         -------   -------   ----------   ---------
Operating expenses:
  Selling and
   marketing............      67        75           71          58
  Research and
   development..........      25        57           30          34
  General and
   administrative.......      52        58           58          41
  Amortization of
   acquired intellectual
   property and
   collaborative
   rights...............      11       --             5         --
  Stock compensation....      19         5           13           2
                         -------   -------   ----------   ---------
    Total operating
     expenses...........     174       195          177         135
                         -------   -------   ----------   ---------
Loss from operations....    (108)     (156)        (115)        (96)
Interest and other
 income, net............      15         8            7           3
                         -------   -------   ----------   ---------
Net loss................     (93)%    (148)%       (108)%       (93)%
                         =======   =======   ==========   =========

Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

   Total revenue. Our total revenue for the three months ended September 30, 2000 increased 237.1% to $8.6 million from $2.6 million for the same period of 1999. For the first nine months of 2000, revenues increased 104.5% to $19.7 million from $9.7 million during the same period of 1999. Revenues from international sales during the three and nine-month periods ended September 30, 2000 were $974,000 and $2.7 million, respectively. International sales were $13,000 and $148,000 for the three and nine-month periods ended September 30, 1999.

   Revenue from product licenses. Revenue from the licensing of proprietary software during the three-month period ended September 30, 2000 increased 562.1% to $4.9 million from $0.7 million in the same period of 1999. For the nine-month period ended September 30, 2000, revenues from product licenses increased 381.2% to $10.2 million from $2.1 million during the same period in 1999. The growth in product license revenue resulted from a growing market acceptance of our speech-activated e-business solutions, our expanded sales and marketing efforts and the improved productivity of our distribution channels.

   Revenue from professional services. Revenue we recognized from professional services during the three-month period ended September 30, 2000 increased 137.6% to $3.1 million from $1.3 million in the third quarter of 1999. For the nine-month period ended September 30, 2000, revenues from professional services increased 88.6% to $7.6 million from $4.0 million during the same period in 1999. The growth in revenue from professional services resulted primarily from the increased demand for custom speech applications from existing and new clients.

   Other revenue. Other revenue accounted for 7.8% of total revenue for the three-month period ended September 30, 2000, compared to 20.4% of revenue for the same period in 1999. For the nine-month period ended September 30, 2000, other revenue accounted for 9.6% of total revenue compared to 36.1% of total revenue for the same period in 1999. Other revenue consists of resold hardware and facility management services. We anticipate that resold hardware and facilities management revenue will continue to decline as a percentage of total revenue in the future.

   Cost of product license revenue. Cost of product license revenue increased for the three-month period ended September 30, 2000 to $44,000, or 1.0% of product license revenue, from $19,000, or 3.0% of product license revenue in 1999. For the nine-month period ended September 30, 2000 the cost of product licenses increased to $155,000, or 1.5% of product license revenue from $60,000, or 2.8% of product license revenue in 1999. The decrease in the percentage of revenue reflects the decrease in the royalty rate owed to MIT based on achieving the second milestone of cumulative product license sales.

   Cost of professional services revenue. Cost of professional services revenue for the three months ended September 30, 2000 increased 78.8% to $2.3 million from $1.3 million for the same period in 1999. For the nine-month period September 30, 2000, the cost of professional services revenue increased 66.0% to $5.9 million from $3.6 million in 1999. The increase in cost is due primarily to the hiring of additional project managers, developers, user interface designers, speech scientists and technical support staff to expand our professional services organization. This cost represented 75.8% of professional services revenue for the three-month period ended September 30, 2000, compared to 100.7% of professional services revenue in the same period of 1999. For the nine-month period ended September 30, 2000, the cost of professional services revenue as a percentage of professional services revenue was 77.4% compared to 87.9% for the same period in 1999. The lower cost of professional services as a percentage of related revenue for the nine months ended September 30, 2000 reflects improvements in margins as certain lower-margin projects were completed and replaced with higher-margin projects.

   Cost of other revenue. Cost of resold hardware and resold facilities management services for the three-month period ended September 30, 2000 increased to $558,000 from $215,000 in the same period of 1999. For the nine-month period ended September 30, 2000, the cost of other revenue was $1.4 million compared to $2.3 million for the same period in 1999. The decrease in cost of other revenue from 1999 to 2000 reflects fewer shipments of hardware to customers during 2000.

   Total operating expenses. Our total operating expenses for the three-month period ended September 30, 2000 increased 200.4% to $15.0 million from $5.0 million during the same period of 1999. For the nine-month period ended September 30, 2000, total operating expenses increased 169.7% to $35.1 million from $13.0 million in 1999. These increases occurred in all categories of operating expenses as we grew our organization. Total headcount grew to 280 as of September 30, 2000, compared to a headcount of 170 as of September 30, 1999. As a percentage of revenue, our operating expenses were 173.9% for the three-month period ended September 30, 2000, compared to 195.2% for the third quarter of 1999. For the nine-month periods ended September 30, 2000 and 1999, operating expenses as a percentage of revenue were 177.8% and 134.9%, respectively.

   Selling and marketing expenses. Selling and marketing expenses consist primarily of salaries, commissions and related travel costs for the selling and marketing personnel, along with spending on marketing activities, including advertisements, tradeshows, public relations activities and educational seminars. For the three-month period ended September 30, 2000, selling and marketing expenses increased 202.8% to $5.8 million from $1.9 million during the same period of 1999. Selling and marketing expenses as a percentage of revenue decreased to 67.2% for the three months ended September 30, 2000 from 74.8% for the same period of 1999. For the nine-month period ended September 30, 2000, selling and marketing expenses were $14.1 million compared to $5.6 million for the same period in 1999, an increase of 151.4%. The increase in selling and marketing expenses during the first nine months of 2000 from the first nine months of 1999 resulted primarily from our investment in sales and marketing personnel. Between September 30, 1999 and September 30, 2000 the number of sales personnel in North America increased from 17 to 38 and the number of employees in marketing increased from 13 to 23. In addition, the cost of engineers devoted to technical sales support, recorded as a selling expense, has increased steadily with increased sales. The increase in selling and marketing expenses also reflects higher commissions associated with higher sales and increased marketing activities, including advertisements, tradeshows, public relations activities and educational seminars during these periods.

   Research and development expenses. Research and development expenses consist primarily of labor costs and related travel for personnel involved in new product development and enhancements. Research and development expenses for the three-month period ended September 30, 2000 increased to $2.2 million from $1.5 million during the same period of 1999, an increase of 49.3%. For the nine-month period ended September 30, 2000, research and development expenses increased 80.5% to $6.0 million from $3.3 million for the same period in 1999. Research and development expenses as a percentage of revenue for the three-month period ended September 30, 2000 decreased to 25.0% from 56.6% during the same period in 1999. For the nine-month period ended September 30, 2000, research and development expenses as a percentage of revenue was 30.3%, compared to 34.3% for the same period in 1999. The increase in research and development expenses was driven by the increased hiring of software developers, quality assurance and testing personnel and speech scientists to develop and enhance our products. The number of personnel involved in research and development increased from 54 as of September 30, 1999 to 80 as of September 30, 2000.

   General and administrative expenses. General and administrative expenses consist of labor costs and related travel for personnel involved in supporting the financial, legal, recruiting and system administration infrastructure, along with all occupancy related and corporate overhead costs. For the three-month period ended September 30, 2000, general and administrative expenses increased 198.0% to $4.5 million from $1.5 million during the same period in 1999. For the nine-month period ended September 30, 2000, general and administrative costs were $11.4 million compared to $3.9 million for the same period in 1999, an increase of 191.3%. The increase in general and administrative expenses from 1999 to 2000 was primarily due to additional infrastructure necessary to support our growing operations in the United States and internationally, and an increase in professional services fees incurred to support our growth and increased recruiting costs.

   Stock compensation. Deferred stock compensation represents the difference between the deemed fair value for financial reporting purposes of our common stock on the date of grant and the exercise price of options granted to employees to acquire our common stock during this period, multiplied by the number of option shares. Deferred stock compensation is amortized to expense ratably over the vesting period of the options granted, which is typically four years. During the three months ended September 30, 2000, the Company did not record any deferred stock compensation, as all common stock options issued during the period were granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant. The Company recorded $1.9 million of deferred stock compensation for the three months ended September 30, 1999. For the nine-month period ended September 30, 2000, deferred stock compensation recorded was $5.3 million compared to $2.8 million for the same period in 1999. For the three-month period ended September 30, 2000 we recorded amortization of deferred stock compensation for employee stock options of $678,000 compared to $129,000 during the same period in 1999. For the nine-month period ended

September 30, 2000, the amortization of deferred stock compensation was $1.7 million compared to $183,000 for the same period in 1999. We expect the amortization of deferred stock compensation to be approximately $2.7 million per year through 2002 and decreasing thereafter through 2004.

   In connection with the sale of common stock in private placements to Net2Phone and AOL, concurrent with the Company's initial public offering, the Company recorded deferred stock compensation within stockholders' equity of $5.4 million. This amount represents the difference between the price of the public offering of $20.00 per share and the price paid by Net2Phone and AOL of $12.46 per share. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered revenue-producing arrangements. In each quarterly period, such amortization will be reflected as a reduction of revenues resulting from the arrangements; to the extent that the amortization exceeds such revenues, the residual will be reflected in operating expenses. For the three months ended September 30, 2000, the Company did not recognize any revenue from either Net2Phone or AOL and, accordingly, the related amortization of $134,000 and $168,000, respectively, was recorded as stock compensation expense and allocated to sales and marketing expense for disclosure purposes.

   On June 30, 2000, the Company issued a warrant to AOL in connection with a long-term marketing arrangement. In accordance with EITF 96-18, the value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $11.2 million, which is being amortized to stock compensation expense over the three-year term of the agreement and allocated to sales and marketing expense for disclosure purposes. Assumptions used in the Black-Scholes computation included the following: fair value of the Company's common stock of $20.00 per share; exercise price of $12.46 per share; risk free interest rate of return of 6.2%; volatility of 100%; expected term of 3 years; and no dividend yield. The Company recognized $624,000 of stock compensation expense during the three months ended September 30, 2000.

   Amortization of acquired intellectual property and collaborative rights. On June 5, 2000, the Company entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of the Company's common stock, the Company received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional technology development. In connection with this agreement the Company recorded $11.5 million for the acquired intellectual property and collaborative rights equal to the value of the common stock issued, which is being amortized over a three-year period. For the three and nine-month periods ended September 2000, amortization of the acquired intellectual property and collaborative rights was $958,000.

   Interest and other income, net. For the three months ended September 30, 2000, interest income was $1.3 million compared to $227,000 during the same period in 1999. Interest expense was $28,000 during the three-month period ended September 30, 2000 compared to $30,000 during the same period of 1999. For the nine-month period ended September 30, 2000, interest income was $1.7 million compared to $408,000 for the same period in 1999. For the nine-month period ended September 30, 2000, interest expense was $104,000 compared to $78,000 for the same period in 1999. The increase in interest income from 1999 to 2000 was the result of higher cash balances available for investing during 2000 as a result of the initial public offering stock proceeds received during the quarter ended September 30, 2000. Other expenses include other non-operating costs.

Liquidity and Capital Resources

   From inception through July 31, 2000, we funded our operations primarily through the private placement of convertible preferred stock totaling $60.0 million, and to a lesser extent, through bank borrowings and capital equipment lease financing. In August 2000, the Company raised approximately $110 million through completion of its initial public offering of common stock and the concurrent private placement of common stock with AOL and Net2Phone. As of September 30, 2000, we had cash and cash equivalents of

$119.5 million and $2.0 million available under our revolving line of credit, which expires in May 2001. Our operating activities resulted in net cash outflows of $18.5 million in the nine-month period ended September 30, 2000 and $10.4 million for the same period in 1999. The operating cash outflows for these periods resulted primarily from our significant investment in research and development, sales and marketing and infrastructure.

   To date, our investing activities have consisted primarily of purchases and maturities of short-term investments and capital expenditures for property and equipment, including $2.8 million of capital expenditures in the nine month period ended September 30, 2000, compared to $2.0 million for the same period in 1999. The increase in our capital expenditures in the first nine months of 2000 was the result of building our infrastructure and expanding operations into new locations in the United States, Canada, Singapore, the United Kingdom and Mexico. These capital expenditures have consisted primarily of computer hardware, software and furniture and fixtures for our growing employee base.

   We had an equipment line of credit which we converted into a term loan in the amount of $1.5 million. The term loan bears interest at an annual rate of prime plus 0.75% (10.25% at September 30, 2000), and principal and interest under the term loan are payable in 36 monthly installments through September 2002.

   On August 4, 2000, the Company completed its initial public offering of 5.46 million shares of common stock. The offering raised approximately $100 million, net of offering expenses, for the Company. Concurrent with the initial public offering, the Company completed two private placements of common stock which raised an additional $9 million. As of the date of the offering, all outstanding shares of the Company's preferred stock automatically converted into an aggregate of 16.4 million shares of common stock.

   We believe that the net proceeds from our initial public offering and the concurrent private placements, together with existing cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

ITEMS 1, 3, 4 AND 5. NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On August 4, 2000, the Company completed its initial public offering of 5,462,500 shares of common stock. The offering raised approximately $100 million, net of offering expenses, for the Company.

   Concurrent with the initial public offering, the Company issued a total of 401,284 and 321,027 shares of common stock to America Online, Inc. and Net2Phone, Inc., respectively, in two private placements exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, (the "Securities Act") for gross proceeds of $9,000,000.

   From July 1 to July 31, 2000, the Company issued an aggregate of 309,602 shares of common stock to employees upon the exercise of stock options pursuant to Rule 701 of the Securities Act for aggregate gross proceeds of $313,073.

   As of the date of the initial public offering, all outstanding shares of the Company's preferred stock automatically converted into an aggregate of 16.4 million shares of common stock.

   Purchase and installation of machinery and equipment............ $         0
   Acquisition of other business...................................           0
   Repayment of indebtedness.......................................           0
   Working capital.................................................           0
   Temporary investments:
     Cash and cash equivalents.....................................  98,325,000
   All other purposes..............................................           0

   The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the Registration Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

 Exhibit 27 Financial Data Schedule
 Exhibit 99 Forward-Looking Information, incorporated herein by reference to
            Exhibit 99 to the Registrant's Form 10-Q for the period ended June
            30, 2000, filed on September 13, 2000.

   (b) Reports on Form 8-K

   No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPEECHWORKS INTERNATIONAL, INC.

Date: November 13, 2000                       By:  /s/ Richard J. Westelman
                                                    -------------------------
                                                  Richard J. Westelman
                                                 Chief Financial Officer

                SPEECHWORKS INTERNATIONAL, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

 Exhibit
 -------
    27   Financial Data Schedule

    99   Forward-Looking Information, incorporated herein by reference to
         Exhibit 99 to the Registrant's Form 10-Q for the period ended June 30,
         2000, filed on September 13, 2000.