Form 10-K
period 2000-12-31
SPEECHWORKS INTERNATIONAL INC
filed 2001-03-16
CIK 1111345

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
   For the transition period from __________ to __________

                       Commission file number: 000-31097

                        SPEECHWORKS INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                          04-3239151
    (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

          695 ATLANTIC AVENUE
         BOSTON, MASSACHUSETTS                      02111
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

       Registrant's telephone number, including area code: (617) 428-4444

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X] No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on February 28, 2001, was $443,036,075 based on the last bid price as reported by The Nasdaq Stock Market.

    As of February 28, 2001, the registrant had 31,694,595 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in
Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We are a leading provider of software products and professional services that enable enterprises, communications carriers, and voice portals to offer automated, speech-activated services over any telephone. With our speech RECOGNITION solutions, consumers can direct their own calls, obtain information and conduct transactions automatically, simply by speaking naturally over any telephone, anytime. We currently offer two speech recognition solutions for over-the-telephone applications, the SpeechWorks 6.5 platform and the industry-first SpeechSite package. Our text-to-speech, or speech SYNTHESIS solutions allow callers to hear text read to them by a computer in a natural sounding voice. We offer two text-to-speech products, Speechify and SpeechWorks ETI-Eloquence. Finally, we offer a speaker VERIFICATION solution, called SpeechSecure, which authenticates callers by their unique voice print. We complement our products with a professional services organization that offers a range of services including application development and project management.

    Since shipping our first products in 1996, we have received numerous awards for our product capabilities and our industry leadership, including Industry Week's Technology of the Year Award and Frost & Sullivan's Market Strategy Leadership Award. To date, we have licensed our software to more than 250 clients worldwide in a variety of industries including retail, financial services, pharmaceuticals, telecommunications, technology, distribution and travel. Our clients include America Online, Amtrak, AT&T, BellSouth IntelliVentures, CellularOne, Continental Airlines, CSFB, e-Plus, E*TRADE, First Union Corporation, GMAC Commercial Mortgage, Hyundai Securities, iBasis/Price Interactive, McKessonHBOC, NetByTel, Nortel Networks, United Airlines, and WorldCom.

INDUSTRY BACKGROUND

    Businesses and consumers today share a common vision of e-business as a means of communicating information and completing transactions anywhere, anytime, through any communications device. This vision has been fueled by the growth of the internet and the rapid growth in wireless communications technologies and services. In order to take advantage of these communications channels and to reach the widest population possible, businesses have made significant investments in their e-business infrastructures. Businesses are now seeking to maximize the return on their e-business investments, improve their customer service responsiveness, and capitalize on the substantial growth of the wireless telephone network as a new distribution channel.

THE INTERNET AND E-BUSINESS

    In the past decade, the internet has emerged as a global communications network and channel for business and has fundamentally changed the way consumers and businesses obtain information, communicate, purchase goods and transact business. Many businesses now define their strategy and assess their ability to compete based on the quality and diversity of the information, products or services they offer online. Increasingly, consumers are retrieving information from online databases and buying goods and services--tickets, stocks, books--without going to a business in person or even speaking with a customer service representative over the telephone. International Data Corporation ("IDC") estimates that the internet will continue to grow as a medium for commerce, with over $1.6 trillion in sales being initiated over the internet by the end of 2003.

THE TELEPHONE AND E-BUSINESS

    Despite the internet's growing acceptance, the telephone network is still more widely and readily accessible. Telephones are simple to operate and use the most natural form of communication, the human voice. IDC estimates that in 1999 there were over 932 million telephone lines installed worldwide as compared to approximately 240 million internet users worldwide. IDC also estimates that in the same year there were over 427 million wireless telephone subscribers worldwide and projects this number will grow to over one billion subscribers worldwide by 2003.

    To manage the growth in telephone-based interactions, businesses have made significant investments in customer service infrastructures such as call centers staffed with customer service representatives. IDC estimates that worldwide spending on customer relationship management services, which includes expenditures on call centers, exceeded $40 billion in 1999. Gartner estimates, personnel costs are from 70 percent to 90 percent of overall call center expenditures.

    In addition, new technologies are being used, primarily by communications service providers, to provide internet information services such as e-mail, news, stock quotes, weather and sports information to wireless subscribers. With these technologies, businesses are looking to extend access to their e-business infrastructure to cellular telephones and other wireless handheld devices such as personal digital assistants or PDAs.

NEED FOR ENHANCED ACCESS TO E-BUSINESS

    The growth of the internet as a global medium for communications and commerce has been driven, in part, by the increased availability of personal computers and easy to use, visual web browser interfaces. However, access to the internet over a personal computer is limited because consumers must have access to a computer and a working internet connection. Further, using a web browser on a personal computer can be difficult and slow. Wireless access to the internet over cellular telephones and other handheld devices has the potential to resolve the mobility and internet connectivity issues presented by internet access over a personal computer. However, while the number of these devices has increased in recent years, display screens on these devices are small and the ability to input information using portable keyboards is constrained, limiting the usability and convenience of this solution. Therefore, the goal of anytime, anywhere access to a wide variety of information services has not yet been fully realized.

    Access to businesses and information over the telephone is somewhat easier than access over the internet because of the greater availability of landline and wireless telephones. Although businesses have made significant investments in staffed call centers, consumers are frequently required to wait on hold for extended periods due to the lack of call center capacity or are unable to speak to a customer service representative due to the high cost of having customer service representatives available around the clock. Businesses have attempted to alleviate this problem by automating call center services using touch-tone technologies. However, the range of services that can be automated using touch-tone is limited, and the interface itself can be very frustrating for users. Touch-tone menus can be difficult to follow and callers often dial "0" to wait for a human operator or hang up rather than use such a system.

SPEECH-ACTIVATED SOLUTIONS FOR E-BUSINESS

    To conduct e-business in a truly mobile, device-independent fashion, the ability to communicate and conduct transactions in a hands-free manner is essential. Speech recognition technology allows businesses to leverage their investment in their e-business and existing telephony infrastructures to offer their customers quick and easy access to information and services over the most readily available communications device--the telephone. For example, businesses can offer their customers the ability to obtain information and complete transactions using words and natural sentences such as:

        "I'd like to transfer $5,000 from my checking account to my savings account."

             "Is the 5 o'clock flight from New York to Boston on time?"

                       "When will my shipment be delivered?"

    Speech recognition and text-to-speech technologies allow callers who would otherwise have to wait for a live call center agent to be serviced automatically, and those who might otherwise be frustrated by having to choose from many touch-tone options, to speak directly to the e-business application, thereby achieving their objective faster and easier. Speech-activated services also constitute a key differentiator for companies seeking to provide a convenient, flexible and robust interface for customers to conduct internet transactions through a medium other than a personal computer or PDA.

    Although basic speech recognition technology has existed for decades, until recently, it has not been widely used in telephone applications due to a number of technical and commercial limitations. In order to provide high-quality, speech-activated services to callers, businesses require a solution that:

    - recognizes a large vocabulary with low error rates,

    - allows users to speak in natural phrases or sentences and to interrupt when they are ready,

    - allows automated services to speak to the user with a natural-sounding yet synthesized voice,

    - provides high-level development and operations tools that are integrated in accepted platforms, including platforms based on new industry standards,

    - includes professional services to assist in one or more phases of the deployment lifecycle, and

    - is sufficiently cost-effective and scalable that it promises an attractive return on investment.

THE SPEECHWORKS SOLUTION

    In addition to enhancing existing telephony-based customer service applications, our speech recognition and synthesis technologies enable our clients to extend the reach of their e-business solutions beyond the web and beyond screen-based interfaces to anyone with access to a wireless or landline telephone.

    Enterprises are building speech-activated services with our products that will automate and enhance customer service by making it easier for customers to retrieve information and conduct transactions without waiting on hold or speaking to an agent. Examples of phrases that can be understood by applications enabled by our software are: "What is my checking account balance?" and "Buy 100 shares of General Electric at the market price." These services can improve the caller's experience and save expensive customer service representative costs and "on hold" telephone times.

    Communication carriers and their partners are building speech-activated services with our products that we believe have the potential to change the way people use the telephone for network services. Applications have been built, and enabled by our software, that can understand phrases such as "Call Mike Phillips at home," and "Forward this message to Bill O'Farrell." These services can differentiate one carrier's service offering from another thereby increasing the ability of carriers to attract and retain users.

    In addition, a relatively new class of service providers known as voice or speech portals and unified messaging companies, is using our software to build applications that can understand phrases such as: "What is the weather in Paris?" and "What was the score of the Red Sox game today?" as well as read-back e-mail or text-based messages in a natural sounding, intelligible voice.

    We complement our products with a professional services organization that offers a range of services including application development and project management. We have designed these services to shorten time-to-market, reduce project implementation risk, assist our partners and improve our clients' competitive position. We are focused on developing and extending our products and services to provide our partners and clients with a comprehensive means for building, managing and delivering sophisticated e-business applications and services that can be accessed over the telephone.

    Our solutions are designed to provide the following benefits to our clients:

    LOWER OPERATIONAL COSTS. Our enterprise clients can decrease their telephone expense by shortening the average customer call length and by answering common customer questions with a speech application rather than requiring callers to hold for a live agent or employee. Speech-enabled call routing, such as that provided by our SpeechSite product, can increase customer service efficiency by classifying call types and collecting pertinent information prior to transferring calls to an appropriate representative. This means that the same number of customer service representatives can answer a significantly higher volume of calls. We believe that off-loading repetitive calls to a speech application and routing the more challenging transactions to highly-trained customer service representatives can also increase employee job satisfaction and decrease staff turnover. Additionally, our solutions can support multiple languages on a single system, thereby reducing the number of platforms and telephone numbers required. We believe our efficient speech recognition engine and our single system architecture obviate the need for dedicated recognition servers which results in a lower total cost of ownership than many other alternative architectures.

    INCREASED REVENUES. Companies that implement speech-activated solutions can use the additional, ubiquitous access to their online services to differentiate their e-business offering from their competition and thereby increase customer loyalty and reduce customer turnover. Many e-business applications that were difficult to use with touch-tone technology, such as stock trading and flight booking, can be more readily provided over the telephone with our speech solutions. Online brokerages, for example, have used our products to extend their automated services to new users who are not online and to enable existing online subscribers to conduct trades when they are unable to access the web with a visual internet browser. Increased automation of incoming calls can free up call center agents to take on cross-selling and other revenue-generating activities. In some cases, the speech service itself can offer cross- and up-sell to callers, thereby automating revenue generation. Using our products, communications carriers can offer new, revenue-generating services to wireless or landline telephone users, such as speech-activated dialing and voice access to instant messaging and information or voice portals.

    INCREASED CUSTOMER SATISFACTION AND RETENTION. Our speech-activated services provide our clients' customers with a variety of services that are accessible from any telephone, 24 hours-a-day, seven days-a-week. A caller is generally not required to wait on hold or navigate complex touch-tone menus. Our clients can personalize an application's dialog to match their callers' needs, for example "Would you like to ticket your regular trip to Chicago, Mrs. Jones?" Our speech-activated solutions also include barge-in technology that enables callers to interrupt an application prompt with responses or new queries, thereby completing the transaction more efficiently. Customers that are becoming accustomed to accessing account or other information on the web can now benefit from easy telephone access to the same information or services. Customers are ultimately given more control if they can choose how--web browser, mobile device, or telephone--and when to retrieve information or conduct transactions.

    SUPERIOR TECHNOLOGY AND ARCHITECTURE. Our recognition technology allows our clients' applications to recognize spoken words and phrases based in part on a self-learning feedback loop that can be configured to automatically adapt the system to user characteristics such as accents and pronunciations. Natural language processing capabilities allow callers to speak in complete phrases and sentences and can be configured to provide hints that alert novice or first-time users to these capabilities. Taking advantage of dramatic increases in host processing power, we offer speech recognition solutions that operate in one integrated system. We also offer a client-server configuration of our software, and software that functions within the emerging industry standard, VoiceXML. Our speech synthesis technology enables callers to hear dynamically-generated text read to them in a voice that sounds natural in pronunciation, tone and cadence. These elements of our technology, integration and architecture, enable our clients to develop and deploy speech-activated applications reliably and cost-effectively.

    HIGH LEVEL TOOLS FOR RAPID TIME TO MARKET. We offer patented, high-level building blocks, known as DialogModules, that make it easy for developers to build speech applications with proven and consistent call flows and user interfaces. The availability of DialogModules tailored for specific situations gives our clients the ability to more easily create and maintain applications and achieve significant reductions in development cycle time and cost per deployed application. DialogModules have been tightly integrated into well-known toolkits from leading vendors such as InterVoice-BRITE, Aspect Communications, Comverse Technology, Avaya Technologies and Intel so that developers can become effective quickly. We also offer operations and tuning tools that enable our clients to evaluate and improve deployed applications, based on actual caller experiences, quickly and easily.

PRODUCTS

    We offer five speech recognition, synthesis and verification products for over-the-telephone applications:

    - SpeechWorks 6.5, a comprehensive set of software tools and core speech recognition technology that can be used to build state-of-the-art, speech-activated services.

    - SpeechSite, a packaged application that answers and directs telephone calls and delivers company information.

    - Speechify, speech synthesis software that allows callers to hear text read to them by a computer in a natural sounding voice.

    - SpeechWorks ETI-Eloquence, a text to speech engine that uses formant synthesis to produce synthesized speech in a variety of languages, speeds and voice types.

    - SpeechSecure, speaker verification software that authenticates callers by their unique voice print.

    SPEECHWORKS 6.5. SpeechWorks 6.5, released in June 2000, is the current release of our software platform for developing and deploying customized speech applications in a variety of languages. SpeechWorks 6.5 runs on Windows NT- and UNIX-based operating systems and supports multiple telephony interfaces.

    SpeechWorks 6.5 includes our patented barge-in technology that enables callers to interrupt an application with responses or new queries. SpeechWorks
6.5 also includes our:

    - SMARTRecognizer core recognition engine,

    - DialogModule building blocks,

    - natural language tools for building and maintaining grammars, vocabularies and pronunciations, and

    - operations and tuning tools for monitoring and improving deployed applications.

    SMARTRECOGNIZER. The SMARTRecognizer provides advanced technology for speech recognition over the telephone. It can recognize more than 65,000 different words or phrases at a time, including customized vocabularies. It can also recognize complete phrases and sentences such as, "I'd like to transfer $500 from checking to savings today." The SMARTRecognizer can understand different speakers without user training and it supports continuous speech, allowing callers to speak at a normal rate without pausing between words.

    DIALOGMODULES. DialogModules are patented, pre-packaged software building blocks that enable our clients to build speech applications quickly and easily. Each DialogModule performs a particular task within an application, ranging from simple tasks such as capturing a yes/no response or a telephone number from a caller, to more complex tasks such as selecting an item from a large vocabulary list. DialogModules include pre-built grammars, user interface design, call flow and error recovery routines to provide developers with easily configurable functionality. Our newest "plug-n-play" DialogModules include an Address DialogModule and a Verification DialogModule. The Address DialogModule encapsulates mechanisms for interacting with a caller to solicit and recognize U.S. residential, post office box and rural route addresses and the Verification DialogModule supports integration with third-party speaker verification algorithms to perform authentication of callers by matching their voices to previously enrolled "voiceprints" or templates. To further aid the development of speech applications, SpeechWorks DialogModules have been integrated as graphical icons in a number of application development toolkits provided by our distribution partners.

    NATURAL LANGUAGE TOOLS. Natural language tools include a vocabulary editor that enables developers to generate and maintain large vocabulary lists of words that are recognized at specific times during a call. Developers can add new words by typing them in or pointing to a text database. SpeechWorks 6.5 generates the pronunciations automatically using either its built-in dictionary of 250,000 words or by following standard phonetic rules. The vocabulary editor also allows the developer to specify synonyms and alternative pronunciations for each of the vocabulary items. A grammar editor enables developers to build and test complex natural language grammars. Another SpeechWorks tool, the pronunciation editor, allows the developer to edit pronunciations of each vocabulary item.

    OPERATIONS AND TUNING TOOLS. Operations and tuning tools enable developers to review application performance data in an easily understood graphical form. These tuning tools provide detailed reports regarding recognition performance and user interface effectiveness, peak usage times and call duration, execution results for DialogModules and potential problem areas.

    SPEECHSITE. Our SpeechSite product is a packaged application solution that is built on our SpeechWorks 6.5 platform and is designed to bring the web model of self-service to the telephone. SpeechSite can provide callers with a wide variety of company information, direct calls and support custom built transactions using spoken words.

    We offer SpeechSite as a turnkey solution using content supplied by our clients. Our pre-packaged SpeechSite applications are designed to be deployed and fully functional in less than two weeks. Our SpeechSite solution includes all required hardware, software and professional services, including configuration of the system, professional recordings of corporate information, and implementation and training at the client's facility.

    The hardware platform for a SpeechSite currently consists of a Dell PC running Windows NT utilizing Intel's Dialogic cards. SpeechSite software consists of two major components: a SpeechSite engine and a SpeechSite administration function. The SpeechSite engine is responsible for executing the speech interface and connecting with the telephony system, while the SpeechSite administration component is responsible for all configurations, reporting and monitoring interfaces. In addition, SpeechSite uses Artisoft's Visual Voice Pro as well as other complementary applications to provide enhanced features and functionality. These complementary applications include WinFax Pro and pcAnywhere from Symantec.

    SPEECHIFY. In June 2000, we entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. In November 2000, we introduced Speechify, a text-to-speech or TTS solution, which is the first product we have developed based on the speech technology we license from AT&T.

    TTS technology is computer software that converts text input into audible speech output. Using a concatenative approach, Speechify synthesizes speech, producing a natural-sounding voice. With Speechify, companies can provide personalized or fast-changing information to callers. Speechify supports AOL by Phone and Yahoo! by Phone, allowing users to have e-mail messages read to them in a clear, natural sounding voice. TTS is used in applications where there is too much content to pre-record effectively, such as weather, directions and account information.

    Speechify runs on a Linux server with an NT client communicating through TCP/IP and is currently available in a male or female U.S. English voice. A straightforward programming interface or API allows customers to easily write applications to incorporate Speechify and get them running quickly. In addition, an optional e-mail preprocessor prepares e-mail for reading. We believe that Speechify is a next-generation TTS engine that sets the standard for natural voice tone and intelligibility. Speechify won Product of the Year Awards for 2000 from Communications Solutions and Customer Inter@ction Solutions Magazines.

    SPEECHWORKS ETI-ELOQUENCE. In January 2001, we acquired Eloquent Technology, Inc., a leader in TTS synthesis. The SpeechWorks ETI-Eloquence product is a highly efficient and flexible TTS engine that uses parametric synthesis technology to turn text-based content into spoken audio. Ideal for embedded devices based on its less than 1.5Mb footprint, SpeechWorks ETI-Eloquence is available in male, female and children's voices in U.S. English, U.K. English, Castilian Spanish, Mexican Spanish, Continental French, Canadian French, German, Brazilian Portuguese, Italian, Finnish, Mandarin Chinese and Japanese. Korean is currently in development. With TTS embedded in devices such as PDAs, consumers will be able to hear information such as emails or directions rather than reading them on a screen. The flexibility to vary speed, pitch, and voice characteristics makes SpeechWorks ETI-Eloquence well suited for applications such as reading to the blind who typically listen at a much faster rate.

    Supported platforms include Win 95/98/NT, Win CE, Solaris and Linux. SpeechWorks ETI-Eloquence can be used in conjunction with our Speechify solution for applications where languages other than U.S. English are required.

    SPEECHSECURE. SpeechSecure is a speaker verification technology that provides enhanced security and convenience to callers who access personal information and conduct commerce over the phone. SpeechSecure is offered based on technology licensed from both T-Netix and Veritel. SpeechSecure uses biometric technology to sample a caller's voice, extract the characteristic features pertaining to the caller's physiology and vocal patterns, and create a voiceprint which can be stored with the caller's account for subsequent comparison. We currently offer SpeechSecure as a DialogModule that our clients may include in their speech recognition applications. When used in combination with automated speech recognition solutions, SpeechSecure recognizes and verifies an ID or account number as a caller speaks, eliminating the need to remember a separate password altogether. For a second layer of security, the caller can be prompted for his/her password, confirming that the right person said the correct password.

    A key distinguishing feature of SpeechSecure is that the caller can select any text and/or digit passphrase in any language, even if the passphrase is not within the particular speech application's vocabulary. Furthermore, the security threshold can be tuned to achieve a business' desired balance between high security (minimizing false acceptances) and high convenience (minimizing false rejections).

    OPEN SPEECH WEB. In June 2000, we launched an initiative called the Open Speech Web which we believe will be the next phase in the evolution of speech services. The Open Speech Web will connect a variety of speech services, including portals, enterprise SpeechSites and directory services allowing callers to freely navigate among speech-enabled services based on open standards such as VoiceXML. VoiceXML is a programming language for building speech applications. To enable the Open Speech Web, we have made available to a global developer base the OpenVXI, an open source VoiceXML Interpreter that developers can integrate into their speech browser platforms. In addition, we made available standards-based linking technology, the speechlink, as open source code. The Open VXI is intended for use by platform providers, service bureaus and telecommunications companies that want to add VoiceXML services to existing platforms or to create new, VoiceXML-based solutions. Speechlinks can be used to interconnect speech services based on other vendors' technology to those based on our technology.

SOLUTIONS AND SUPPORT SERVICES

    We recognize that many clients and partners want more than a software-only solution. We therefore complement our products with a high quality professional services organization that offers a wide range of services. Our professional services organization supports our partners and our clients with business and systems consulting, project management and application development assistance. We have designed these professional services to shorten time-to-market, assist our partners, reduce project implementation risk and improve our clients' competitive position. We believe that our ability to successfully deliver an integrated solution to our clients provides us with a significant competitive advantage in the market for speech-activated solutions for e-business.

    These solution services are provided by staff located in Boston, New York and San Francisco as well as in our international centers of excellence in Canada, Mexico, the United Kingdom, France, and Singapore. We provide dedicated teams of professionals who follow our speech application development lifecycle to help our clients and partners get their speech applications working as quickly as possible and achieve maximum caller satisfaction. The primary solutions and support services we offer our clients and partners include the following:

    RAPID PROTOTYPING CENTER. We offer a rapid prototyping center that allows potential clients to explore quickly and cost effectively the capabilities of over-the-telephone, speech-activated applications. In our rapid prototyping center, clients can experiment with speech recognition technology, user interfaces and the tools required to build speech-activated services. An application prototype helps potential clients experience real-world caller interactions and can serve as the foundation for a full-scale production system.

    SPEECH APPLICATION DEVELOPMENT LIFECYCLE. We have created a proprietary speech application development lifecycle, or SADL, which is a disciplined project management process to ensure successful implementation of our solutions. Our lifecycle approach is based on three primary phases: specification, development and deployment. In the specification phase, we assess the functional, design and integration requirements of the system and prepare a preliminary user interface specification. During the development and deployment phases, developers are trained to pay particular attention to the iterative testing and tuning of the application's user interface. In addition, this approach supports parallel development of database and telephony system integration requirements ensuring efficient and timely deployments. We believe that our speech application development lifecycle has been an important reason for our success, and our partners' success, with major client deployments to date.

    USER INTERFACE DESIGN. We employ a team of user interface engineers and human factors experts who study how people interact with computers to design the most effective interface for a client's specific application. This team follows a three-phase process: research, design and testing. In the research phase, our engineers seek to understand the needs and desires of our clients and their callers. In order to help make a callers' experience effective and enjoyable, in the design phase, our engineers consider the implications that our interface design may have on callers by taking into account call flow, functionality, and the application's personality. Then our interface engineers conduct usability tests and periodically monitor and improve call flow, prompts, and recognition accuracy.

    TRAINING. We offer training programs that provide clients with a review of our products and services and an introduction to the process of building speech applications. Our lectures and interactive workshops provide instruction on embedding our software in a production-quality, runtime environment and developing state-of-the-art natural language recognition capabilities.

    MAINTENANCE AND SUPPORT. We also offer our clients and partners a range of maintenance and support programs. These support programs include telephone and e-mail support, web access to knowledge databases, technical support, software patches and upgrades, and varying service level options. Application consulting, user interface design and tuning services are also available to our clients and partners.

    SPEECHCARE. We provide our SpeechSite clients with a technical support and services package, SpeechCare, which consists of three services: voice prompt recording and management, operations and technical support, and software maintenance, patches and updates.

TECHNOLOGY

    Our core technologies consist of speech recognition and text-to-speech synthesis or TTS. In addition, we have been helping to drive evolving standards in a number of areas in the telephone-based speech recognition industry.

    SPEECH RECOGNITION. The distinguishing features of our speech recognition technology include the following:

    - SEGMENT-BASED STATISTICAL MODELS. Our speech recognition system is based on work on segmental systems performed for many years at the Massachusetts Institute of Technology ("MIT") and other research groups. The segmental approach, unlike the frame-based, Hidden Markov Model approach, is able to take into account the entire phonetic segment. This allows our product to better account for the static and dynamic properties of individual speech sounds which increases accuracy and reduces the overall amount of computation needed for a given recognition task.

    - BARGE-IN. Barge-in technology allows callers to interrupt the outgoing prompts by speaking over them and allows our recognizer to understand what the user said when interrupting. We have developed patented technologies to provide state-of-the-art barge-in performance. We believe that clients using our technology were the first to support barge-in functionality in large scale, production applications.

    - DYNAMIC VOCABULARIES. Many traditional speech recognition engines require that the recognition vocabulary be defined and compiled at application development time. However, there are many applications where the necessary vocabulary must be generated while the application is running. We have therefore engineered our speech recognition engine to allow rapid, dynamic updates of recognition vocabularies.

    - AUTOMATIC ADAPTATION. We have incorporated a process to support automatic adaptation of the recognition models of our engine. The result is that, through a fully automated process, the SpeechWorks engine is able to reduce error rates by 30-60% over time as it is used for some applications.

    TEXT-TO-SPEECH (TTS). The ability to take plain text and convert it automatically into speech utilizes two basic methods to build the voice output, concatenative and formant synthesis. Concatenative TTS reads text by reassembling tiny slices of pre-recorded speech in real time. Formant-based TTS is synthetically generated according to preprogrammed pronunciation rules. We offer products using both these technologies to meet our clients needs. Speechify uses concatenative technology, licensed from AT&T and enhanced by us, to generate natural, human sounding speech. Our SpeechWorks ETI-Eloquence product uses formant technology to create highly intelligible speech which is compact enough to be embedded in mobile devices.

    STANDARDS. We have been helping to drive evolving standards in a number of areas in the telephone-based speech recognition industry. This includes participation in the Enterprise Computer Telephony Forum, or ECTF, to define the
S.100 and S.300 APIs for speech recognition along with driving development of standards for Dialog Application Components in the ECTF architecture. We have also been an active participant in the World Wide Web Consortium, or W3C, Voice Browser working group, which is developing standards such as VoiceXML for speech applications and interfaces using web-based programming methods.

SALES AND MARKETING

SALES

    We sell our products and services both directly through a sales force and indirectly through third-party value added resellers and system integrators.

    SALES FORCE. We have a sales force in North America that consists of three vice presidents, nine regional sales directors, 14 sales engineers, and 43 sales representatives located in twelve states and Canada. This sales force represents our products and services to enterprises, channel partners and communications carriers in North America. We support the sales efforts of our value added resellers and system integrators outside of North America with an international sales force of thirteen located throughout Europe, Asia Pacific, and Latin America.

    INDIRECT SALES/CHANNEL PARTNERS. We have a network of over 100 resellers, OEMs, application service providers and systems integration partners located in the United States, Canada, United Kingdom, France, Germany, South Korea, Australia, Singapore and other countries that distribute and implement our solutions around the globe. Our value added resellers and system integrators have experience in interactive voice response platforms, system integration of communication applications or hosting expertise for interactive voice response applications. Our resellers increase our coverage of global markets and fulfill the diverse application and service opportunities for our software and services.

MARKETING

    Our marketing strategy is focused on building brand awareness of SpeechWorks as a leading provider of software products and professional services that enable enterprises and communications carriers to offer automated, speech-activated services. In March 2000, our marketing efforts were formally recognized with a Marketing Leadership Award and designation as U.S. market share leader in the telephony-based speech technology industry by the Frost & Sullivan research firm. The Marketing Leadership Award acknowledges leadership in marketing campaigns, educational programs and customer programs like the SpeechWorks Here Guarantee, which we believe is the industry's first results assurance program for customers.

    Our strategic advertising campaigns use both traditional and online media. Our print advertising focuses on targeted trade and business publications, including e-business, telecommunications and other categories. We conduct both live seminars and web seminars and participate in a number of trade shows and other industry events. We also provide speakers from our company to represent us at a number of industry forums.

    Our marketing strategy also includes aggressive public relations efforts designed to convey our message to appropriate audiences. We reinforce this through our ongoing communications with a number of key industry analysts and press representatives.

COMPETITION

    A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the speech recognition and TTS software market include IBM, Lernout and Hauspie Speech Products, InfoSpace/Locus Dialogue, Lucent Technologies, Nuance Communications, Philips Electronics and Phonetic Systems. We expect additional competition from other companies such as Microsoft, which has made investments in speech technology and acquired a speech recognition technology company. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective clients.

    We believe that the principal competitive factors affecting our market include the breadth and depth of solutions, product quality and performance, core technology, product scalability and reliability, product features, client service, the ability to implement solutions, the value of a given solution, the creation of a base of referenceable clients and the strength and breadth of reseller and developer relationships. Although we believe that our solutions currently compete favorably with respect to these factors, particularly with respect to product quality and performance, our market is relatively new and is evolving rapidly.

RESEARCH AND DEVELOPMENT

    We have made substantial investments in research and development through both internal development and technology licenses. The majority of our research and development activity has been directed towards feature extensions to our family of products. This development consists primarily of adding new competitive product features and additional tools and products as we expand into new markets.

    Our research and development expenses for 2000, 1999 and 1998 were $9.1 million, $5.2 million and $1.9 million, respectively. We expect that we will continue to commit significant resources to research and development in the future. All research and development expenses have been expensed as incurred.

    The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing client requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our clients.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    We regard our patents, copyrights, service marks, trademarks, trade secrets and other intellectual property as important to our success. We rely on a combination of patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, consultants, clients, partners and others to protect our proprietary rights. Our employees execute confidentiality and assignment of invention agreements. Prior to disclosing confidential information to third parties, we generally require them to sign confidentiality or other agreements restricting the use and disclosure of our confidential information.

    To date we have obtained five U.S. patents, and have 12 pending U.S. patent applications, six pending patent applications under the Patent Cooperation Treaty, two pending patent applications in the European Patent Office, two pending patent applications in Hong Kong and one pending patent application in each of Australia, Canada, China, and Singapore. Additionally, we pursue registration of our key trademarks and service marks in the U.S. and, in many cases, internationally. However, effective patent, trademark, service mark, copyright and trade secret protection may not be available or sought by us in every country in which our products and services are sold.

    We license software technology from MIT under a nonexclusive license agreement. This license agreement will terminate upon the expiration of MIT's copyrights related to such technology. We do not anticipate that this will restrict our ability to use or license the software technology or any derivative works in any way. In June 2000, we entered into an agreement to license certain speech technology from AT&T on a non-exclusive basis. The technology includes AT&T speech recognition software and text-to-speech software, as well as certain other technology related to computer processing of the human voice, including large vocabulary recognition, natural language understanding and dialog management. As part of the Eloquent acquisition in January 2001, we assumed obligations of Eloquent under a license agreement between IBM and Eloquent. The license provides us with nonexclusive access to certain text-to-speech technologies and multi-language capabilities.

    We currently own a number of internet domain names, including speechworks.com.

EMPLOYEES

    As of December 31, 2000, we had 317 employees worldwide, including 86 in research and development, 103 in service and support, 84 in sales and marketing and 44 in finance and administration.

ITEM 2. PROPERTIES

    Our principal offices are located at 695 Atlantic Avenue, in Boston, Massachusetts, where we lease approximately 53,600 square feet under leases that expire in September 2004. We also maintain regional sales and development offices in New York, San Francisco, Montreal (Canada), Puebla (Mexico), Singapore and Woking (England), as well as regional sales offices in Chicago, Atlanta, Dallas, Sydney (Australia), Paris (France), Tokyo (Japan) and Seoul (Korea). The leases for the regional offices are short-term. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

    To our knowledge, we are not engaged in any legal proceeding that we expect to have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning our executive officers:

NAME                            AGE                              POSITION
----                          --------                           --------
Stuart R. Patterson.........     44      President, Chief Executive Officer and Director
Richard J. Westelman........     43      Chief Financial Officer
Mark A. Holthouse...........     45      Senior Vice President of Operations
Michael S. Phillips.........     39      Chief Technology Officer and Director
Steven Chambers.............     38      Vice President of Worldwide Marketing
Joseph Murphy...............     45      Vice President of Sales
Howard A. Gross.............     43      Vice President of International
William Ledingham...........     39      Vice President of Product Development
Charles Rutledge............     36      Vice President of Customer Solutions
Alan Schwartz...............     35      Vice President of Business Development
Alexandra LaMaster..........     31      Vice President of People Strategy
Rick Olin...................     43      Vice President and General Counsel

    Stuart R. Patterson has served as our President since September 1997, our Chief Executive Officer since May 1998 and as a director since May 1998. Prior to joining us, from May 1997 to September 1997, he served on the board of BBG New Media, Inc., a developer of high-end web sites, which was bought by Think New Ideas, Inc., now AnswerThink Consulting Group, in September 1997. From
May 1996 to March 1997, he served as Vice President and Line of Business Manager at Voxware, Inc., a developer of digital speech and audio technologies and solutions. Previously, from August 1994 to May 1996, he served on the Advisory Board of Voxware. From September 1987 to April 1996, he co-founded and served as the chief executive officer of Vicorp Interactive Systems, Inc., a developer of large-scale voice and data applications based on open systems tools and platforms.

    Richard J. Westelman has served as our Chief Financial Officer since August 1998. Prior to joining us, from June 1996 to August 1998, he served as Chief Financial Officer and Director of Dove Associates, a strategy consulting firm. From January 1994 to June 1996, he served as Chief Financial Officer of Vicorp Interactive Systems, Inc.

    Mark A. Holthouse has served as our Senior Vice President of Operations since March 1996. In 1987, he co-founded Vicorp Interactive Systems, Inc., a developer of large-scale voice and data applications based on open systems tools and platforms. He served as Managing Director of Technology and Operations of Vicorp from April 1987 to March 1996.

    Michael S. Phillips co-founded SpeechWorks and has served as our Chief Technology Officer since September 1994 and as a director since May 1994. From May 1987 to August 1994, he served as a research scientist in the Spoken Language Systems Group at the Massachusetts Institute of Technology, a non-profit think-tank dedicated to the development of a conversational interface between computers and human spoken words.

    Steven Chambers has served as our Vice President of Worldwide Marketing since September 1999. From October 1998 to July 1999, he served as Vice President of Marketing at Arbortext, Inc., an XML-based information solutions company. From October 1997 to October 1998, he was the Vice President of Marketing for VDOnet, a company specializing in streaming media over the internet. From November 1991 to October 1997, he served as Vice President of Worldwide Marketing at PictureTel Corporation, a visual communications company.

    Joseph Murphy has served as our Vice President of Sales since August 1999. From July 1998 to August 1999, he was Vice President of Sales at Rubric, Inc., a web-based marketing vendor. From August 1996 to June 1998, he was Director of Sales at Genesys Telecommunications, Inc., a computer telephony integration and enterprise interaction management software company. From January 1995 to April 1996, he served as Vice President of Worldwide Sales for GeoTel Communications, a software company.

    Howard A. Gross joined us as our Vice President of International in February 2001. From 1999 to February 2001, he was President & Chief Operating Officer of IT Network, Inc., a provider of unbranded audio and text content for wireless and wireline telephony and Internet companies. From 1988 through 1998, he was with Brite Voice Systems, Inc. (now InterVoice-Brite), where he held various positions, including Vice President and Managing Director, Asia Pacific, Vice President Operations, and Vice President Corporate and Legal Affairs.

    William Ledingham has served as our Vice President of Product Development since July 1995. From 1989 to 1994, he held a number of marketing management positions at Stratus Computer.

    Charles Rutledge has served as our Vice President of Customer Solutions since November 1998. From 1993 to 1998, he was a manager with Andersen Consulting (now Accenture) in their Financial Services practice.

    Alan Schwartz has served as our Vice President of Business Development since July 2000. From March 1997 until July 2000, he held various positions at AT&T including New Market Development Director for AT&T Labs. From August 1995 to March 1997, he worked as an attorney for the New York office of Debevoise & Plimpton and from September 1994 to August 1995 he worked as an attorney for the Toyko office of Nishimura & Partners.

    Alexandra LaMaster joined us in January 1999 as Director of People Strategy and has served as our Vice President of People Strategy since November 2000. From June 1995 to December 1998 she held various positions at The Open Group (previously Open Software Foundation) including Human Resource Manager.

    Rick Olin joined us in March 1999 and has served as our General Counsel since January 2000. From October 1996 until February 1999, he was Deputy Legal Counsel at Open Market, Inc., an internet commerce software company. From
May 1995 until September 1996, he was Vice President and General Counsel of Long Term Care Services, Inc., a regional health care company. Prior to that he was an attorney at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock began trading on The Nasdaq Stock Market on August 1, 2000 under the symbol "SPWX." The following table sets forth, for the period indicated, the high and low bid prices for the common stock, as reported by Nasdaq, since the common stock commenced public trading. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                                                 COMMON STOCK
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
2000: Fourth Quarter........................................   $99.50     $25.63

    On February 28, 2001, the last sale price of the common stock was $16.44.

STOCKHOLDERS

    As of February 28, 2001, there were approximately 614 stockholders of record of the 31,694,595 outstanding shares of common stock.

DIVIDENDS

    We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth. Additionally, our credit facility currently prohibits the payment of cash dividends on our capital stock.

USE OF IPO PROCEEDS

    On August 4, 2000, we completed our initial public offering of 5,462,500 shares of common stock. The offering raised approximately $100 million, net of offering expenses, for us. The following table sets forth our cumulative use of the net offering proceeds as of December 31, 2000:

Purchase and installation of machinery and equipment........  $        --
Acquisition of other business...............................           --
Repayment of indebtedness...................................           --
Working capital.............................................           --
Temporary investments:
Cash and cash equivalents...................................   98,325,000
All other purposes..........................................           --

    The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in our Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000 and 1999 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1997 and 1996 and the consolidated balance sheet data as of December 31, 1998, 1997 and 1996 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. There is no difference between historical basic and diluted net loss per common share since potential shares of common stock from the conversion of preferred stock and the exercise of options and warrants are anti-dilutive for all periods presented. The pro forma basic and diluted net loss per common share reflects the automatic conversion of all our outstanding convertible preferred stock into common stock upon completion of our initial public offering as if converted on January 1, 1998 or, if later, the date of original issue.

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
Product licenses............................................  $ 16,356   $  3,680   $  1,567   $   949    $   542
Professional services.......................................    11,260      5,944      2,873       982        172
Other revenues..............................................     2,681      4,387      1,410       111        137
Non-cash stock compensation.................................      (273)        --         --        --         --
                                                              --------   --------   --------   -------    -------

Total revenues..............................................    30,024     14,011      5,850     2,042        851
                                                              --------   --------   --------   -------    -------

Cost of revenues:
Cost of product licenses....................................       214        153         52        54        166
Cost of professional services -- non-cash stock
  compensation..............................................       538        139         --        --         --
                        -- all other expenses...............     8,374      4,991      1,982       678        218
Cost of other revenues......................................     1,844      2,987        890        90         65
                                                              --------   --------   --------   -------    -------
Total cost of revenues......................................    10,970      8,270      2,924       822        449
                                                              --------   --------   --------   -------    -------
Gross profit................................................    19,054      5,741      2,926     1,220        402
                                                              --------   --------   --------   -------    -------

Operating expenses:
Selling and marketing -- non-cash stock compensation........     3,045        225         --        --         --
                   -- all other expenses....................    19,802      9,254      3,867     1,074        387
Research and development -- non cash stock compensation.....       472         97         --        --         --
                       -- all other expenses................     8,652      5,164      1,881     1,969        942
General and administrative -- non-cash stock compensation...       398         47         --        --         --
                       -- all other expenses................    17,300      6,693      3,157     1,057        507
Amortization of acquired intellectual property and
  collaborative rights......................................     1,916         --         --        --         --
                                                              --------   --------   --------   -------    -------
Total operating expenses....................................    51,585     21,480      8,905     4,100      1,836
                                                              --------   --------   --------   -------    -------
Loss from operations........................................   (32,531)   (15,739)    (5,979)   (2,880)    (1,434)
Interest and other income (expense), net....................     3,244        276        219       360         99
                                                              --------   --------   --------   -------    -------
Net loss before income taxes................................   (29,287)   (15,463)    (5,760)   (2,520)    (1,335)
Provision for income taxes..................................       309         --         --        --         --
                                                              --------   --------   --------   -------    -------
Net loss....................................................   (29,596)   (15,463)    (5,760)   (2,520)    (1,335)
Accretion and deemed dividend on redeemable convertible
  preferred stock...........................................    (6,955)    (1,904)      (789)     (533)      (532)
                                                              --------   --------   --------   -------    -------
Net loss attributable to common stockholders................  $(36,551)  $(17,367)  $ (6,549)  $(3,053)   $(1,867)
                                                              ========   ========   ========   =======    =======
Basic and diluted net loss per common share.................  $  (2.29)  $  (3.28)  $  (1.44)  $ (0.83)   $ (0.51)
Shares used in computing basic and diluted net loss per
  common share..............................................    15,935      5,298      4,537     3,696      3,695
Pro forma basic and diluted net loss per common share.......  $  (1.19)  $  (0.87)  $  (0.43)
Shares used in computing pro forma basic and diluted net
  loss per common share.....................................    24,959     17,686     13,357

                                                                                  DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................................  $ 99,203   $ 11,474   $  4,486   $    426   $ 1,008
Marketable securities.......................................    14,370         --         --         --        --
Working capital.............................................   115,920     12,133      5,156      4,764     4,897
Total assets................................................   144,374     20,566      9,162      6,437     5,786
Long-term debt, net of current portion......................       292        833        161        414       199
Redeemable convertible preferred stock......................        --     43,507     17,749      9,974     6,942
Total stockholders' equity (deficit)........................   131,439    (28,248)   (11,457)    (4,948)   (1,881)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    We are a leading provider of software products and professional services that enable enterprises, communications carriers and portals to offer automated, speech-activated services over any telephone. With our speech recognition solutions, consumers can direct their own calls, obtain information and conduct transactions automatically, simply by speaking naturally over any telephone, anytime. Our solutions are designed to help businesses build sustainable customer relationships over the telephone, provide improved and cost-effective customer service systems, increase the returns on their internet-related investments and capitalize on a variety of new business opportunities.

    We currently offer two speech recognition solutions for over-the-telephone applications, the SpeechWorks 6.5 platform and our SpeechSite package. SpeechWorks 6.5 is a comprehensive set of software tools and core speech recognition technologies that can be used to build state-of-the-art, speech-activated services. With our SpeechWorks 6.5 platform, companies can quickly design and deploy speech-activated applications, in multiple languages, that enable their customers to buy travel tickets, trade stocks, update account information, get health care referrals, update account records, send messages and conduct a myriad of other transactions that extend web-based e-business to any telephone.

    SpeechSite, which is based on the SpeechWorks 6.5 platform, is a packaged application that brings the web model of self-service to the telephone. SpeechSite answers and directs telephone calls and delivers company information. Like a website, SpeechSite can link to other services and deliver various types of information services to callers. However, SpeechSite uses a spoken interface rather than a visual browser.

    In addition to these speech recognition solutions, we offer text-to-speech, or speech synthesis technology with our Speechify product. Using Speechify, portals and carriers can allow their callers to hear dynamically generated text, such as e-mails and news updates, read to them by a computer in a natural sounding voice. We complement all of our products with a professional services organization that offers a range of services including application development, user-interface design consulting and project management. We offer these services to shorten our customers time-to-market, reduce project implementation risk and improve our clients' competitive position. We believe that our ability to successfully deliver an integrated solution to our clients that includes both software and professional services provides us with a significant competitive advantage.

    REVENUE. We derive our revenue from three sources. We sell product licenses, either directly to clients or through third-party distribution channels. To support the sale, installation and operation of our products, we also provide professional services, consisting of developing custom software applications, user interface design consulting, training, maintenance and technical support. We resell hardware products made by third parties, including products such as voice-processing equipment that run our software, as well as facilities management services that are provided by third-party call-centers. We expect the resale component of our total revenues to decrease as a percentage of our total revenues over time. We only resell hardware or facilities management services when clients expressly request that we do so and therefore, such revenue is considered other revenue.

    We recognize revenue from the licensing of software in three ways, provided that no significant obligations remain, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured:

    - When we license our software and do not provide any professional services, we recognize the license revenue when we ship the software to the client provided that no significant obligations remain.

    - When original equipment manufacturers, or OEM's, license our software, we receive a royalty. We recognize the revenue from these royalties upon delivery to the third party when such information is available, or when we are notified by the OEM of the sale.

    - When we license software in connection with custom software applications developed by us, we recognize the revenue over the life of the development project, concurrent with the related services fees as described below.

    We recognize the revenue from professional services in three ways, provided that evidence of the arrangement exists, the fees are fixed or determinable and collectibility is reasonably assured.

    - When we provide professional services for a fixed fee, we recognize revenue from the fees for such services and any related software licenses as we complete the project using the percentage-of-completion method. We determine the percentage-of-completion by comparing the labor hours we have incurred to date to our estimate of the total labor hours required to complete the project.

    - When we provide services on a time and materials basis, we recognize revenue as we perform the services.

    - When we provide support and maintenance services, we recognize the revenue ratably over the term of the related contracts, typically one year.

    When we resell hardware, we recognize the revenue when we deliver the hardware. We recognize the revenue from resold facilities management services in the period that the services are provided.

    We market our products and services primarily in North America, Europe, and AsiaPacific. We sell our products and professional services to our enterprise and carrier clients through our direct sales force, and indirectly through value-added resellers and OEMs. We also sell our products and services to service bureaus, application service providers, and portals who use them to offer speech-enabled services to their customers. We currently have relationships with approximately 100 value-added resellers and OEMs. We are aggressively expanding both our direct sales force and our reseller and OEM relationships. Product revenue from our resellers, OEMs and application service providers accounted for 38.2% of our total revenue for 2000, 14.8% of our total revenue for 1999 and 9.7% of our total revenue for 1998. We expect that revenue derived from sales to resellers and OEMs will continue to increase as a percentage of our total revenue for the foreseeable future as we focus on and expand our distribution channels.

    In 2000, InterVoice-BRITE represented 16.1% of our total revenue. In 1999, United Airlines represented 33.7% of our total revenue and InterVoice-BRITE represented 10.9% of our total revenue. In 1998, United Airlines represented 32.4% of our total revenue and Digitrade represented 13.0% of our total revenue.

    We began selling our products and services to clients outside the United States in 1999, and these sales accounted for 2.6% of our total revenue for 1999 and 13.8% of our total revenue for 2000. We expect the portion of our total revenue derived from sales to clients outside the United States to continue to increase as we expand our international sales efforts and distribution channels.

    COST OF REVENUE. Our cost of revenue consists of the cost of our product licenses, cost of professional services and cost of resold hardware and services, including SpeechSite hardware. Cost of product licenses consists of a royalty that we pay to Massachusetts Institute of Technology ("MIT") that is equal to a percentage of our product license revenue. This percentage was 1.3% in 2000, 4.2% in 1999 and 3.3% in 1998. During 2000, the royalty decreased to 1% of qualified product license revenue based on achieving cumulative product license revenue milestones. Cost of professional services revenue consists of our direct labor and related benefits costs, taxes and project-specific travel expenses. Cost of resold hardware and facilities management services consists of the cost of third-party hardware which we resell and payments to the third-party providers of outsourced facilities management services and SpeechSite hardware.

    OPERATING EXPENSES. Our selling and marketing expenses consist primarily of compensation and related expenses, sales commissions and travel expenses, along with other marketing expenses, including advertising, trade shows, public relations, direct mail campaigns, seminars and other promotional expenses. Our research and development expenses consist primarily of compensation and related expenses for our personnel and, to a lesser extent, independent contractors, who work on new products, enhancements to existing products and the implementation of our products in new languages. Our general and administrative expenses consist primarily of compensation for our administrative, financial and information technology personnel, occupancy and overhead expense, and company-wide professional fees, including recruiting, legal and accounting fees, as well as bad debts. Our stock compensation expenses result from non-cash charges for options and warrants issued with exercise prices that are less than the fair market value of our common stock on the date of grant or the date of issue.

    INTEREST AND OTHER INCOME (EXPENSE), NET. We receive interest income by investing the proceeds that we raised in our prior equity financings and our initial public offering. Interest expense is generated primarily from amounts we owe under our line of credit and capital lease lines of credit.

    INCOME TAXES. Due to our operating losses, we have recorded no provision or benefit for U.S. federal or state income taxes in relation to these losses for any period since our inception. During 2000, we recorded a provision for income taxes of $309,000 representing amounts owed in foreign jurisdictions related to income of our foreign operations. As of December 31, 2000, we had $41.9 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. Our ability to use these net operating losses in future periods is not sufficiently assured and therefore, these tax assets carry no value on the balance sheet.

RECENT DEVELOPMENTS

    On January 5, 2001, we acquired Eloquent Technology, Inc., a supplier of speech synthesis or text-to-speech ("TTS") technology. In connection with this acquisition, we paid $5.25 million in cash and issued 299,873 shares of our common stock. This acquisition will be accounted for under the purchase method of accounting. This acquisition will allow us to expand our successful Speechify solution into global markets. The acquisition will also allow us to accelerate development of TTS for embedded devices and associated applications.

    On January 24, 2001, we were issued a U.S. Patent for the design and use of our DialogModules technology. DialogModules, introduced in 1996, are pre-packaged application building blocks used by developers to deliver speech-enabled applications quickly with high quality.

RESULTS OF OPERATIONS

    The following table sets forth consolidated financial data for the periods indicated as a percentage of our total revenue.

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    2000          1999          1998
                                                                  --------      --------      --------
Revenues:
  Product licenses..........................................          54%           27%           27%
  Professional services.....................................          38            42            49
  Other revenues............................................           9            31            24
  Non-cash stock compensation...............................          (1)           --            --
                                                                    ----          ----          ----

  Total revenues............................................         100%          100%          100%
                                                                    ====          ====          ====

Cost of revenue:
  Cost of product licenses..................................           1%            1%            1%
  Cost of professional services -- non-cash stock
    compensation............................................           2             1            --
                          -- all other expenses.............          28            36            34
  Cost of other revenues....................................           6            21            15
                                                                    ----          ----          ----
  Total cost of revenues....................................          37            59            50
                                                                    ----          ----          ----
    Gross profit............................................          63            41            50
                                                                    ----          ----          ----

Operating expenses:
  Selling and marketing -- non-cash stock compensation......          10             2            --
                     -- all other expenses..................          66            66            66
  Research and development -- non-cash stock compensation...           2             1            --
                         -- all other expenses..............          29            37            32
  General and administrative -- non-cash stock
    compensation............................................           1            --            --
                         -- all other expenses..............          58            48            54
  Amortization of acquired intellectual property and
    collaborative rights....................................           6            --            --
                                                                    ----          ----          ----
  Total operating expenses..................................         172           154           152
                                                                    ----          ----          ----
Loss from operations........................................        (109)         (113)         (102)
Interest and other income (expense), net....................          11             2             4
                                                                    ----          ----          ----
Net loss before income taxes................................         (98)         (111)          (98)
Provision for income taxes..................................           1            --            --
                                                                    ----          ----          ----
Net loss....................................................         (99)%        (111)%         (98)%
                                                                    ====          ====          ====

COMPARISON OF YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

    TOTAL REVENUES. Our total revenues (net of discount) increased by 114.3% to $30.0 million in 2000 from $14.0 million in 1999 and increased 139.5% from $5.9 million in 1998. Revenue from international sales commenced in 1999 with revenue of $362,000, representing 2.6% of total revenues, and increased 1042.8% to $4.1 million, representing 13.8% of total revenues, in 2000. We had no revenue from international sales prior to 1999.

    REVENUE FROM PRODUCT LICENSES. Revenue from the licensing of proprietary software increased 344.5% to $16.4 million in 2000 from $3.7 million in 1999 and increased 134.8% from $1.6 million in 1998. This growth in product license revenue from 1998 to 2000 resulted from a growing market acceptance of our speech activated solutions by enterprises, carriers and portals, our expanded sales and marketing efforts, and the improved productivity of our distribution channels, primarily OEMs. We expect that revenue from product licenses will continue to represent more than 50% of our total revenue in the future.

    REVENUE FROM PROFESSIONAL SERVICES. Revenue from fees we receive for professional services increased 89.4% to $11.3 million in 2000 from $5.9 million in 1999 and increased 106.9% from $2.9 million in 1998. The growth in revenue from professional services resulted primarily from the increased demand for custom speech applications from existing and new clients over these years and the growing maintenance revenue from an increasing installed license base.

    OTHER REVENUES. Other revenues accounted for 8.9% of total revenue in 2000, 31.3% of total revenue in 1999 and 24.1% of total revenue in 1998. Other revenue decreased from 1999 to 2000 due to fewer customers purchasing hardware as part of the solution sold to them. The increase in other revenue from 1998 to 1999 resulted primarily from several clients that requested us to provide the hardware to host our software products sold to them. We anticipate that resold hardware and facilities management revenue will continue to decline as a percentage of total revenue in the future.

    NON-CASH STOCK COMPENSATION OFFSET TO REVENUE. In connection with the sale of common stock in private placements to Net2Phone and America Online, Inc. ("AOL"), concurrent with our initial public offering, we recorded deferred stock compensation within stockholders' equity of $5.4 million. This amount represents the difference between the price of the public offering of $20.00 per share and the price paid by Net2Phone and AOL of $12.46 per share. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered revenue-producing arrangements. In each quarterly reporting period, such amortization will be reflected as a reduction of revenues resulting from the arrangements; to the extent that the amortization exceeds such revenues, the residual will be reflected in operating expenses. For the year ended
December 31, 2000, we recognized revenue from Net2Phone and AOL and, accordingly, the related amortization of $21,000 and $252,000, respectively, was recorded as a non-cash stock compensation charge which reduced revenue. Amortization of deferred stock compensation for Net2Phone and AOL of $315,000 and $168,000, respectively, which was in excess of revenue recognized in each quarter was recorded as selling and marketing stock compensation expense.

    COST OF PRODUCT LICENSES REVENUES. Cost of product licenses revenue increased by 39.9% to $214,000 in 2000 from $153,000 in 1999 and increased 194.2% from $52,000 in 1998. This cost represented 1.3% of product license revenues in 2000, 4.2% in 1999 and 3.3% in 1998. The decrease in the percentage of revenue from 1999 to 2000 reflects the decrease in the royalty rate owed to MIT based on achieving a cumulative product license sales milestone. The increase from 1998 to 1999 resulted from a $60,000 payment to a client as a royalty for our resale of an application originally developed for that client.

    COST OF PROFESSIONAL SERVICES REVENUE. Cost of professional services revenue increased 67.8% to $8.4 million in 2000 from $5.0 million in 1999 and increased 151.8% from $2.0 million in 1998. The increases from 1998 to 2000 are due primarily to the hiring of additional project managers, developers, user interface designers, speech scientists and technical support staff to expand our professional services organization. This cost represented 74.4% of professional services revenue in 2000, 84.0% in 1999 and 69.0% in 1998. The lower cost of professional services as a percentage of related revenue in 2000 reflects improvements in margins as certain lower-margin projects were completed and replaced with higher-margin projects. The higher cost of professional services as a percent of related revenue in 1999 reflects costs associated with significant hiring in anticipation of revenue growth in late 1999 and 2000 and client delays on several large fixed-fee projects.

    COST OF OTHER REVENUES. Cost of resold hardware and resold facilities management services decreased 38.3% to $1.8 million in 2000 from $3.0 million in 1999 and increased 235.6% from $890,000 in 1998. The cost of other revenue as a percent of other revenue increased to 68.8% in 2000 from

68.1% in 1999, and increased from 63.1% in 1998. The decrease in cost of other revenue from 1999 to 2000 reflects fewer shipments of hardware to customers during 2000.

    TOTAL OPERATING EXPENSES. Our total operating expenses increased 140.2% to $51.6 million in 2000 from $21.5 million in 1999 and increased 141.2% from $8.9 million in 1998. These increases occurred in all categories of operating expense over the three-year period as we grew our organization. These investments included the addition of 119 employees in 2000, 112 employees in 1999 and 50 employees in 1998. As a percentage of total revenue, our operating expenses were 171.8% in 2000, 153.3% in 1999 and 152.2% in 1998. Non-cash charges are also included in 2000 and 1999 as noted below.

    SELLING AND MARKETING. Selling and marketing expenses consist primarily of salaries, commissions and related travel costs for the selling and marketing personnel, along with spending on marketing activities, including advertisements, tradeshows, public relations activities and educational seminars. These expenses increased 114.0% to $19.8 million in 2000 from $9.3 million in 1999 and increased 139.3% from $3.9 million in 1998. Selling and marketing expenses, as a percentage of revenue, was 66.0% in 2000, 66.0% in 1999 and 66.1% in 1998. The increases in selling and marketing expenses from 1998 to 2000 resulted primarily from our investment in sales and marketing personnel. During this period, the number of sales personnel in North America increased from 12 to 50 and the number of employees in marketing increased from 6 to 25. In addition, the cost of engineers devoted to technical sales support, recorded as a selling expense, has increased steadily with increased sales. The increase in selling and marketing expenses also reflects higher commissions associated with higher sales and increased marketing activities, including advertisements, tradeshows, public relations activities and educational seminars during these years.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of labor costs and related travel for personnel involved in new product development and enhancements. These expenses increased by 67.5% to $8.7 million in 2000 from $5.2 million in 1999 and increased 174.5% from $1.9 million in 1998. Research and development expenses as a percentage of revenue decreased to 28.8% in 2000 from 36.9% in 1999 and 32.2% in 1998. The overall increase from 1998 to 2000 was driven by the increased hiring of software developers, quality assurance and testing personnel and speech scientists to develop and enhance our products. The number of personnel involved in research and development increased to 86 in 2000 from 43 in 1999 and 20 in 1998.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of labor costs and related travel for personnel involved in supporting the financial, legal, recruiting and system administration infrastructure, all occupancy related and corporate overhead costs including costs associated with being a public company. These expenses increased 158.5% to $17.3 million in 2000 from $6.7 million in 1999 and increased 112.0% from $3.2 million in 1998. The increases from 1998 to 2000 was primarily due to additional infrastructure necessary to support our growing operations in the United States and internationally, an increase in professional services fees incurred to support our growth, increased recruiting costs, and the addition of senior level management to lead our growth.

    NON-CASH STOCK COMPENSATION. Non-cash stock compensation charges are being recorded as a separate component of cost of professional services, selling and marketing expenses, research and development expenses and general and administrative expenses. In connection with the grant of certain options to employees through June 30, 2000, we recorded deferred stock compensation within stockholders' equity of $10.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options. During the six months ended December 31, 2000, no deferred stock compensation was recorded as all stock options issued during the period were issued with an exercise price equal to the fair value on the date of grant. We recorded amortization of deferred stock compensation of $2.4 million in 2000 and $508,000 in 1999. We expect the amortization of deferred stock compensation relating to employee stock options to be approximately
$2.7 million per year through 2002 and decreasing thereafter through 2004.

    Sales and marketing expenses--non-cash stock compensation charges also includes non-cash stock compensation of $1.6 million related to warrants issued to AOL, valued at $11.2 million, which is being recognized as expense over the related three-year marketing agreement. Additionally, sales and marketing expenses--non-cash stock compensation charges includes $315,000 and $168,000 of expense associated with Net2Phone and AOL, respectively, common stock issued at below fair market value as further described above in revenue- non-cash stock compensation.

    AMORTIZATION OF ACQUIRED INTELLECTUAL PROPERTY AND COLLABORATIVE RIGHTS. On June 5, 2000, we entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of our common stock, we received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional technology development. In connection with this agreement we recorded $11.5 million for the acquired intellectual property and collaborative rights, equal to the fair value of the common stock issued, which is being amortized over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights for the year ended December 31, 2000 was $1.9 million.

    INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income was $3.6 million in 2000, $549,000 in 1999 and $299,000 in 1998. Interest expense was $131,000 in
2000, $113,000 in 1999 and $72,000 in 1998. The increase in interest income from 1999 to 2000 was due to higher cash balances available for investing during 2000 as a result of the initial public offering proceeds. The increase in interest income from 1998 to 1999 is a result of net increasing cash balances, due to the preferred stock financing raised in early 1999, partially offset by cash being used to fund operations. The increase in interest expense is primarily due to increases in debt payable under our line of credit and capital equipment leases. Other expenses include other non-operating costs.

LIQUIDITY AND CAPITAL RESOURCES

    From inception through July 31, 2000, we funded our operations primarily through private placements of convertible preferred stock totaling
$60.0 million and, to a lesser extent, through bank borrowings and capital equipment lease financing. In August 2000, we raised approximately $109 million through completion of our initial public offering of common stock and the concurrent private placement of common stock with AOL and Net2Phone. As of December 31, 2000, we had cash and cash equivalents of $99.2 million, marketable securities of $14.4 million and $515,000 available under our revolving line of credit, which expires on May 31, 2001. Our operating activities resulted in net cash outflows of $23.6 million in 2000, $14.6 million in 1999 and $6.4 million in 1998. The operating cash outflows for these periods resulted primarily from our significant investment in research and development, sales and marketing and infrastructure.

    To date, our investing activities have consisted primarily of purchases of marketable securities of $14.4 million in 2000 and capital expenditures for property and equipment, including $3.8 million of capital expenditures in 2000, $3.1 million in 1999 and $926,000 in 1998. The increase in our capital expenditures in 1999 was the result of building our infrastructure and expanding operations into new locations in the United States, Canada, Singapore, the United Kingdom and Mexico. These capital expenditures have consisted primarily of computer hardware, software and furniture and fixtures for our growing employee base. We anticipate that investment in capital equipment will continue, similar to the rate of increase as seen between 1999 and 2000 for the next
12 months. Total investing activities used cash of $3.2 million, excluding marketable securities investments of $14.4 million, in 2000, used cash of $3.5 million in 1999 and generated net cash of $3.7 million in 1998.

    We had an equipment line of credit which we converted into a term loan in the amount of $1.5 million. The term loan bears interest at an annual rate of prime plus 0.75% (9.5% at December 31, 2000), and principal and interest under the term loan are payable in 36 monthly installments through September 2002. As of December 31, 2000, $513,500 was outstanding under this facility.

    Our financing activities generated cash of $128.8 million, $25.0 million and $6.7 million in 2000, 1999 and 1998, respectively. Of these financing activities, the issuance of convertible preferred stock and common stock generated net proceeds of $129.6 million, $23.8 million and $6.9 million in the same respective periods. We had proceeds from bank borrowings of none, $1.5 million and none during the same respective years. Repayment of bank borrowings and capital leases was $724,000, $398,000 and $222,000 during 2000, 1999 and 1998, respectively.

    On August 4, 2000, we completed our initial public offering of 5.46 million shares of common stock. The offering raised approximately $100 million, net of offering expenses, for the Company. Concurrent with the initial public offering, we completed two private placements of common stock which raised an additional $9.0 million. As of the date of the offering, all outstanding shares of our preferred stock automatically converted into an aggregate of 16.4 million shares of common stock.

    We believe that the net proceeds from our initial public offering and the concurrent private placements, together with existing cash and cash equivalents and marketable securities, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event we require additional financing, we believe that we would be able to obtain such funding, however, there can be no assurances that we would be successful in doing so or that we could do so on terms favorable to us.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and hedging activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. Because we do not currently hold any derivative instruments and do not currently engage in hedging activities, we expect the adoption of SFAS No. 133 will not have a material impact on our financial position or operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to our operations in international markets where we transact business in foreign currencies and accordingly are subject to exposure from adverse movements in foreign currency exchange rates. The functional currency of our foreign subsidiaries is the local currency. Substantially all of our revenues are invoiced and collected in U.S. dollars. Assets and liabilities of foreign subsidiaries which are denominated in foreign currencies are remeasured into U.S. dollars at rates of exchange in effect at the end of the year. Revenue and expense amounts are remeasured using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency remeasurement are included in other comprehensive income (loss), which is a separate component of stockholders' equity. Net realized gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations as other income or expense.

                           FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-K contains a number of forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate" and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ significantly from those expressed, implied or forecasted in the forward-looking statements. These risks and uncertainties include, among others, those described in Exhibit 99 to this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................      29

Consolidated Balance Sheet as of December 31, 2000 and
  1999......................................................      30

Consolidated Statement of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................      31

Consolidated Statement of Changes in Redeemable Convertible
  Preferred Stock and Stockholders' Equity for the years
  ended December 31, 2000, 1999 and 1998....................      32

Consolidated Statement of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................      33

Notes to Consolidated Financial Statements..................   34-49

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SpeechWorks International, Inc.:

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in redeemable convertible preferred stock and stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of SpeechWorks
International, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 25, 2001, except for the
 second paragraph of Note 16 for
 which the date is February 28, 2001

                        SPEECHWORKS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                2000             1999
                                                              --------         --------
                                                                (IN THOUSANDS, EXCEPT
                                                                 SHARE INFORMATION)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 99,203         $ 11,474
  Marketable securities.....................................    14,370               --
  Accounts receivable, net of allowance for doubtful
    accounts of $600 and $60, respectively..................    12,502            4,097
  Prepaid expenses and other current assets.................     2,488              463
  Restricted investments....................................        --              573
                                                              --------         --------
    Total current assets....................................   128,563           16,607
Fixed assets, net...........................................     5,337            3,408
Intangible assets, net......................................     9,581               --
Other assets................................................       893              551
                                                              --------         --------
    Total assets............................................  $144,374         $ 20,566
                                                              ========         ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $    640         $    845
  Accrued compensation......................................     4,639            1,104
  Accrued expenses..........................................     2,991              988
  Deferred revenue..........................................     3,873              854
  Current portion of capital lease obligations..............        --              183
  Current portion of long-term debt.........................       500              500
                                                              --------         --------
    Total current liabilities...............................    12,643            4,474
Long-term debt, net of current portion......................       292              833
                                                              --------         --------
    Total liabilities.......................................    12,935            5,307
                                                              --------         --------
Commitments (Note 11)
Redeemable convertible preferred stock:
  Redeemable convertible preferred stock, $0.001 par value;
    zero and 9,375,592, shares authorized; zero and
    9,246,989 shares issued and outstanding, respectively...        --           43,507
                                                              --------         --------
Stockholders' equity:
  Preferred stock, $0.001 par value; 10,000,000 and zero
    shares authorized, respectively; zero shares issued and
    outstanding.............................................        --               --
  Common stock, $0.001 par value; 100,000,000 and
    22,000,000, shares authorized; 30,583,333 and 5,584,775
    shares issued and outstanding, respectively.............        31                6
  Additional paid-in capital................................   219,519            5,978
  Deferred stock compensation...............................   (22,151)          (4,905)
  Accumulated other comprehensive loss......................        (8)              --
  Accumulated deficit.......................................   (65,952)         (29,327)
                                                              --------         --------
    Total stockholders' equity (deficit)....................   131,439          (28,248)
                                                              --------         --------
    Total liabilities, redeemable convertible preferred
      stock and stockholders' equity........................  $144,374         $ 20,566
                                                              ========         ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                        SPEECHWORKS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------
                                                                    2000           1999           1998
                                                                  ---------      ---------      ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Product licenses..........................................      $ 16,356       $  3,680        $ 1,567
  Professional services.....................................        11,260          5,944          2,873
  Other revenues............................................         2,681          4,387          1,410
  Non-cash stock compensation...............................          (273)            --             --
                                                                  --------       --------        -------
    Total revenues..........................................        30,024         14,011          5,850
                                                                  --------       --------        -------
Cost of revenues:
  Cost of product licenses..................................           214            153             52
  Cost of professional services -- non-cash stock
    compensation............................................           538            139             --
                          -- all other expenses.............         8,374          4,991          1,982
  Cost of other revenues....................................         1,844          2,987            890
                                                                  --------       --------        -------
    Total cost of revenues..................................        10,970          8,270          2,924
                                                                  --------       --------        -------
Gross profit................................................        19,054          5,741          2,926
                                                                  --------       --------        -------
Operating expenses:
  Selling and marketing -- non-cash stock compensation......         3,045            225             --
                     -- all other expenses..................        19,802          9,254          3,867
  Research and development -- non-cash stock compensation...           472             97             --
                         -- all other expenses..............         8,652          5,164          1,881
  General and administrative -- non-cash stock
    compensation............................................           398             47             --
                         -- all other expenses..............        17,300          6,693          3,157
  Amortization of acquired intellectual property and
    collaborative rights....................................         1,916             --             --
                                                                  --------       --------        -------
    Total operating expenses................................        51,585         21,480          8,905
                                                                  --------       --------        -------
Loss from operations........................................       (32,531)       (15,739)        (5,979)
Interest income.............................................         3,554            549            299
Interest expense............................................          (131)          (113)           (72)
Other expenses, net.........................................          (179)          (160)            (8)
                                                                  --------       --------        -------
Net loss before income taxes................................       (29,287)       (15,463)        (5,760)
Provision for income taxes..................................           309             --             --
                                                                  --------       --------        -------
Net loss....................................................       (29,596)       (15,463)        (5,760)
Accretion and deemed dividend on redeemable convertible
  preferred stock...........................................        (6,955)        (1,904)          (789)
                                                                  --------       --------        -------
Net loss attributable to common stockholders................      $(36,551)      $(17,367)       $(6,549)
                                                                  ========       ========        =======
Basic and diluted net loss per common share.................      $  (2.29)      $  (3.28)       $ (1.44)
Shares used in computing basic and diluted net loss per
  common share..............................................        15,935          5,298          4,537

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                        SPEECHWORKS INTERNATIONAL, INC.
  CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

                                          REDEEMABLE              COMMON
                                         CONVERTIBLE               STOCK                                         NOTES
                                     PREFERRED    STOCK     -------------------   ADDITIONAL     DEFERRED      RECEIVABLE
                                     --------------------                PAR       PAID-IN        STOCK           FROM
                                      SHARES      AMOUNT     SHARES     VALUE      CAPITAL     COMPENSATION   STOCKHOLDERS
                                     ---------   --------   --------   --------   ----------   ------------   ------------
                                                                        (IN THOUSANDS)
Balance at December 31, 1997.......     4,917    $ 9,974      3,696      $ 4      $     350      $     --       $      --
Issuance of preferred stock........        33        100
Issuance of preferred stock,
  including related issuance costs
  of $85...........................     1,620      6,886
Issuance of common stock upon
  exercise of employee stock
  options..........................                             987        1             69                           (28)
Repayment of notes receivable from
  stockholders.....................                                                                                    16
Issuance of common stock in
  exchange for services............                             101       --             67
Accrual of cumulative dividends on
  redeemable convertible preferred
  stock............................                  789
Net loss...........................
                                      -------    -------     ------      ---      ---------      --------       ---------
Balance at December 31, 1998.......     6,570     17,749      4,784        5            486            --             (12)
Issuance of preferred stock........         6         25
Issuance of preferred stock,
  including related issuance costs
  of $24...........................     2,671     23,829
Issuance of common stock upon
  exercise of employee stock
  options..........................                             801        1             79
Repayment of notes receivable from
  stockholders.....................                                                                                    12
Accrual of cumulative dividends on
  redeemable convertible preferred
  stock............................                1,904
Deferred compensation related to
  employee stock option grants.....                                                   5,413        (5,413)
Amortization of deferred stock
  compensation.....................                                                                   508
Net loss...........................
                                      -------    -------     ------      ---      ---------      --------       ---------
Balance at December 31, 1999.......     9,247     43,507      5,585        6          5,978        (4,905)             --
Issuance of preferred stock,
  including related issuance costs
  of $74...........................     2,545     20,001
Accrual of cumulative dividends on
  redeemable convertible preferred
  stock............................                1,765
Issuance of common stock upon
  initial public offering, net of
  issuance
  costs of $1,820..................                           5,463        6         99,777
Sale of common stock in private
  placement........................                             722        1          8,999
Accretion of redeemable convertible
  preferred stock to redemption
  value............................                5,190
Conversion of redeemable
  convertible preferred stock to
  common stock in connection with
  the initial public offering......   (11,792)   (70,463)    16,415       16         70,447
Issuance of common stock upon
  warrant exercises................                             431       --             85
Issuance of common stock upon
  acquiring intellectual property
  and collaborative rights.........                           1,045        1         11,494
Issuance of common stock upon
  exercise of employee stock
  options..........................                             922        1            767
Deferred compensation related to
  employee stock option grants,
  issuance of warrants and issuance
  of common stock at less than fair
  market value.....................                                                  21,972       (21,972)
Amortization of deferred stock
  compensation.....................                                                                 4,726
Unrealized gain on marketable
  securities.......................
Foreign currency translation
  adjustment.......................
Net loss...........................
Comprehensive loss.................
                                      -------    -------     ------      ---      ---------      --------       ---------
Balance at December 31, 2000.......        --    $    --     30,583      $31      $ 219,519      $(22,151)      $      --
                                      =======    =======     ======      ===      =========      ========       =========


                                      ACCUMULATED                      TOTAL
                                         OTHER                     STOCKHOLDERS'
                                     COMPREHENSIVE   ACCUMULATED      EQUITY       COMPREHENSIVE
                                         LOSS          DEFICIT       (DEFICIT)         LOSS
                                     -------------   -----------   -------------   -------------
                                                           (IN THOUSANDS)
Balance at December 31, 1997.......    $      --      $ (5,302)       $ (4,948)
Issuance of preferred stock........                                         --
Issuance of preferred stock,
  including related issuance costs
  of $85...........................                        (85)            (85)
Issuance of common stock upon
  exercise of employee stock
  options..........................                                         42
Repayment of notes receivable from
  stockholders.....................                                         16
Issuance of common stock in
  exchange for services............                                         67
Accrual of cumulative dividends on
  redeemable convertible preferred
  stock............................                       (789)           (789)
Net loss...........................                     (5,760)         (5,760)      $ (5,760)
                                       ---------      --------        --------       ========
Balance at December 31, 1998.......           --       (11,936)        (11,457)
Issuance of preferred stock........
Issuance of preferred stock,
  including related issuance costs
  of $24...........................                        (24)            (24)
Issuance of common stock upon
  exercise of employee stock
  options..........................                                         80
Repayment of notes receivable from
  stockholders.....................                                         12
Accrual of cumulative dividends on
  redeemable convertible preferred
  stock............................                     (1,904)         (1,904)
Deferred compensation related to
  employee stock option grants.....                                         --
Amortization of deferred stock
  compensation.....................                                        508
Net loss...........................                    (15,463)        (15,463)      $(15,463)
                                       ---------      --------        --------       ========
Balance at December 31, 1999.......           --       (29,327)        (28,248)
Issuance of preferred stock,
  including related issuance costs
  of $74...........................                        (74)            (74)
Accrual of cumulative dividends on
  redeemable convertible preferred
  stock............................                     (1,765)         (1,765)
Issuance of common stock upon
  initial public offering, net of
  issuance
  costs of $1,820..................                                     99,783
Sale of common stock in private
  placement........................                                      9,000
Accretion of redeemable convertible
  preferred stock to redemption
  value............................                     (5,190)         (5,190)
Conversion of redeemable
  convertible preferred stock to
  common stock in connection with
  the initial public offering......                                     70,463
Issuance of common stock upon
  warrant exercises................                                         85
Issuance of common stock upon
  acquiring intellectual property
  and collaborative rights.........                                     11,495
Issuance of common stock upon
  exercise of employee stock
  options..........................                                        768
Deferred compensation related to
  employee stock option grants,
  issuance of warrants and issuance
  of common stock at less than fair
  market value.....................                                         --
Amortization of deferred stock
  compensation.....................                                      4,726
Unrealized gain on marketable
  securities.......................            4                             4       $      4
Foreign currency translation
  adjustment.......................          (12)                          (12)           (12)
Net loss...........................                    (29,596)        (29,596)       (29,596)
                                                                                     --------
Comprehensive loss.................                                                  $(29,604)
                                       ---------      --------        --------       ========
Balance at December 31, 2000.......    $      (8)     $(65,952)       $131,439
                                       =========      ========        ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                        SPEECHWORKS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss....................................................  $(29,596)  $(15,463)  $(5,760)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,891        785       466
  Amortization of acquired intellectual property and
    collaborative rights....................................     1,916         --        --
  Stock compensation expense................................     4,726        508        --
  Common stock issued in exchange for services..............        --         --        67
  Provision for doubtful accounts...........................       540        (15)       75
  Translation (gains) losses, net...........................       (33)         4        --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (8,967)    (1,080)   (2,641)
    Prepaid expenses and other current assets...............    (2,039)      (286)     (141)
    Other assets............................................      (330)      (347)     (161)
    Accounts payable........................................      (200)      (557)    1,137
    Accrued compensation and other expenses.................     5,565      1,282       499
    Deferred revenue........................................     2,946        610        44
                                                              --------   --------   -------
      Net cash used in operating activities.................   (23,581)   (14,559)   (6,415)
                                                              --------   --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of fixed assets.................................    (3,777)    (3,100)     (926)
  Purchases of restricted investments.......................        --       (573)       --
  Maturities of restricted investments......................       573         --        --
  Purchases of short-term investments.......................        --         --    (1,378)
  Maturities of short-term investments......................        --        200     6,042
  Purchases of marketable securities........................   (14,366)        --        --
                                                              --------   --------   -------
      Net cash (used in) provided by investing activities...   (17,570)    (3,473)    3,738
                                                              --------   --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on capital lease obligations...........      (183)      (231)     (222)
  Proceeds from notes payable...............................        --      1,500        --
  Principal payments on notes payable.......................      (541)      (167)       --
  Proceeds from issuance of redeemable convertible preferred
    stock, net of issuance costs............................    19,927     23,830     6,901
  Proceeds from exercise of common stock options and
    warrants................................................       853         80        42
  Proceeds from sale of common stock, net of issuance
    costs...................................................   108,783         --        --
  Repayment of notes receivable from stockholders...........        --         12        16
                                                              --------   --------   -------
      Net cash provided by financing activities.............   128,839     25,024     6,737
                                                              --------   --------   -------
  Effects of changes in exchange rates on cash..............        41         (4)       --
      Net increase in cash and cash equivalents.............    87,729      6,988     4,060
Cash and cash equivalents, beginning of year................    11,474      4,486       426
                                                              --------   --------   -------
Cash and cash equivalents, ending of year...................  $ 99,203   $ 11,474   $ 4,486
                                                              ========   ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest....................................  $    126   $    113   $    72
                                                              ========   ========   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    On June 5, 2000, the Company issued 1,045,158 shares of its common stock, valued at $11.5 million, to AT&T in exchange for intellectual property and collaborative rights.

    In August 2000, in connection with the Company's initial public offering, all outstanding shares of preferred stock automatically converted into an aggregate 16,415,158 shares of the Company's common stock.

    In October 2000, a warrant holder exercised their warrant for the purchase of 36,000 shares of common stock in a cashless exercise resulting in the Company issuing 35,686 shares of common stock.

    In December 2000, America Online exercised a portion of their warrant for the purchase of 510,281 shares of common stock in a cashless exercise resulting in the Company issuing 365,248 shares of common stock.

    During 1998, the Company issued 280,000 shares of its common stock to employees upon the exercise of stock options in exchange for notes receivable totaling $28,000.

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                        SPEECHWORKS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

    SpeechWorks International, Inc. (the "Company") was incorporated in
May 1994 and began operations in September 1994 under the name Applied Language Technologies, Inc. In October 1998, the Company's stockholders voted to change its name to SpeechWorks International, Inc. The Company is engaged in the development and marketing of speech recognition software and interactive systems using speech understanding software, and related products and services. Principal markets include both domestic and international companies. The Company operates in one reportable segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents; all other securities are classified as marketable securities. All investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders' equity, until realized. The Company recognizes realized gains and losses on a specific identification basis. The Company invests excess cash primarily in commercial paper, municipal notes and bonds, money market funds of major financial institutions, U.S. government agencies and corporate debt securities.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

    Financial instruments which potentially expose the Company to concentrations of credit risk are primarily comprised of cash investments and trade accounts receivable. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. Management believes its credit policies reflect normal industry terms and business risk. The Company does not anticipate nonperformance by the counterparties and, accordingly, does not require collateral.

    At December 31, 2000, 13% of the Company's accounts receivable was due from one customer. At December 31, 1999, 21%, 17%, 11% and 10% of the Company's accounts receivable were due from four customers.

    Revenue from one customer represented 16% of total revenues during the year ended December 31, 2000. Revenue from two customers represented 34% and 11% of total revenues during the year ended December 31, 1999. Revenue from two customers represented 32% and 13% of total revenues during the year ended December 31, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt are carried in the consolidated financial statements at amounts that approximate their fair value as of December 31, 2000 and 1999.

FIXED ASSETS

    Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Fixed assets held under capital leases are stated at the lower of the fair market value of the related asset or the present value of the minimum lease payments at the inception of the lease and are amortized on a straight-line basis over either the life of the related asset or the term of the lease. Repairs and maintenance costs are charged to expense as incurred.

INTANGIBLE ASSETS

    Intangible assets result from the Company's purchase of speech technology from AT&T Corp. (Note 6). Intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives of three years. The Company periodically evaluates its intangible assets for events and circumstances which indicate a potential impairment. Recoverability of these assets is assessed based on undiscounted expected cash flows from these assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. An impairment in the carrying value of each asset is assessed when the undiscounted expected cash flows derived from the asset are less than its carrying value. Through December 31, 2000, the Company had not recognized an impairment loss on its intangible assets.

REVENUE RECOGNITION

    The Company recognizes revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9 and the Securities and Exchange Commission's Staff Accounting Bulletin
No. 101 "Revenue Recognition in Financial Statements." Revenue from the sale of licenses to end users, value-added resellers and system integrators to use the Company's software products is recognized upon delivery, provided that no significant obligations remain, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured. Revenue from royalties on sales of the Company's products by OEMs to third parties is recognized upon delivery to the third party when such information is available, or when notified by the reseller that such royalties are due as a result of a sale, provided that collectibility is reasonably assured. Arrangements for the sale of software licenses sold without professional services may or may not include maintenance and support services.

    Professional services revenue primarily consists of fees for custom development services, consulting services, and support and maintenance services provided to end users, value-added resellers, system integrators and OEMs. Revenue relating to the development of custom software applications and nonrecurring platform development work for third parties, including fees for licenses to use the Company's software products in the related development effort and thereafter in conjunction with the delivered custom application, as well as revenue relating to consulting services provided on a fixed-fee basis are recognized using the percentage-of-completion method of accounting, provided that collection of the related receivable is reasonably assured. In applying this method, the Company measures each project's percentage-of-completion by the ratio of labor hours incurred to date to estimated total labor hours to complete the project. This method is used because management considers expended labor hours to be the best available measure of progress on these projects. Adjustments to contract estimates are made in the periods in which the facts requiring such revisions become known. When the estimate indicates a loss, such loss is provided for in its entirety. When services are provided on a time and materials basis, revenue is recognized as the services are rendered. Revenue related to maintenance and support arrangements is recognized ratably over the contract period. The Company does not consider professional services, other than the development of custom software applications, to be essential to the functionality of the other elements of its software arrangements. These other professional services are limited and primarily include training and feasibility studies.

    Other revenue primarily consists of hardware sales and other resold services provided to end users. Resold hardware revenue is recognized upon delivery provided that collectibility is probable and no significant post-delivery obligations remain relating to the sale.

    The Company's sales frequently include, under related contracts, software licenses, related professional services and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on its fair value, equal to its stated list price as a fixed percentage of the related software product's price. The remainder of the total contract value is then attributed to the software license and related professional services, with the effect that discounts inherent in the total contract value are attributed to the software license and related professional services.

    Under its maintenance and support arrangements, the Company offers unspecified upgrades and enhancements on software products only on a when-and-if-available basis. The Company does not contract in advance for specified upgrades, enhancements or additional software products. The Company does not offer rights of return to its customers. In situations where negotiated contracts require rights of return, the Company does not recognize revenue until all significant obligations have been delivered and accepted by the client.

RESEARCH AND DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    Costs incurred in the research and development of new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to general release of the product, are capitalized and amortized to cost of software license revenues over the estimated useful life of the related products. In the years ended December 31, 2000, 1999 and 1998, costs eligible for capitalization were not material.

ACCOUNTING FOR STOCK COMPENSATION

    The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts to the extent that the fixed exercise prices are less than the fair market value of the Company's common stock at the date of grant. The difference between the fair value of the Company's common stock and the exercise price of the stock option is recorded as deferred stock compensation, as a reduction of stockholders' equity. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option. The Company follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation"
(Note 10). All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

ADVERTISING EXPENSE

    The Company expenses advertising costs as incurred. During the years ended December 31, 2000, 1999 and 1998, advertising expense totaled $1,598,000, $1,334,000 and $407,000, respectively.

INCOME TAXES

    Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which the Company considers to be permanent investments.

COMPREHENSIVE INCOME

    Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on certain investments. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's foreign subsidiaries is the local currency. Substantially all of the Company's revenues are invoiced and collected in U.S. dollars. Assets and liabilities of foreign subsidiaries which are denominated in foreign currencies are remeasured into U.S. dollars at rates of exchange in effect at the end of the year. Revenue and expense amounts are remeasured using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency remeasurement are included in other comprehensive income (loss), which is a separate component of stockholders' equity. Net realized gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations as other income or expense.

NET LOSS PER SHARE

    Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. There is no difference between basic and diluted net loss per share for all periods presented since potential common shares from the conversion of redeemable convertible preferred stock and the exercise of options and warrants were anti-dilutive for all periods presented.

    The following table sets forth the potential common stock excluded from the calculation of diluted net loss per share:

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                              2000         1999         1998
                                            ---------   ----------   ----------
Options to purchase common stock..........  5,692,249    4,836,202    3,396,882
Warrants to purchase common stock.........  1,044,088      807,237      807,237
Redeemable convertible preferred stock....         --   13,870,477    9,854,565
                                            ---------   ----------   ----------
                                            6,736,337   19,513,916   14,058,684
                                            =========   ==========   ==========

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Components particularly subject to estimation include estimates of costs to complete custom software development arrangements. Actual results could differ from those estimates and would impact future results of operations and cash flows.

RECLASSIFICATIONS

    Certain amounts in the prior years' financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on reported net loss.

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

3. INVESTMENTS

    Cash equivalents consist of the following:

                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Commercial paper...........................................  $62,545     $   --
Municipal notes and bonds..................................   16,481         --
Money market funds.........................................    9,494      6,444
U.S. government agencies...................................    4,997         --
Corporate debt securities..................................    3,003         --
U.S. Treasury securities...................................       --      3,061
                                                             -------     ------
                                                             $96,520     $9,505
                                                             =======     ======

    Marketable securities at amortized cost, including accrued interest, and at fair value as of December 31, 2000 consist of the following:

                                                           AMORTIZED     FAIR
                                                             COST       VALUE
                                                           ---------   --------
                                                              (IN THOUSANDS)
Commercial paper.........................................   $11,345    $11,338
Corporate debt securities................................     3,021      3,032
                                                            -------    -------
                                                            $14,366    $14,370
                                                            =======    =======

    Gross realized and unrealized gains and losses on marketable securities for the year ended December 31, 2000 were immaterial. All marketable securities held at December 31, 2000 mature within one year.

4. ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Accounts receivable........................................  $10,191     $2,723
Unbilled accounts receivable...............................    2,911      1,434
                                                             -------     ------
                                                              13,102      4,157
Less -- allowance for doubtful accounts....................      600         60
                                                             -------     ------
                                                             $12,502     $4,097
                                                             =======     ======

    Unbilled accounts receivable are primarily revenues earned under percentage of completion accounting that have not yet been billed under the terms of the arrangement.

5. FIXED ASSETS

    Fixed assets consist of the following:

                                                     ESTIMATED       DECEMBER 31,
                                                    USEFUL LIFE   -------------------
                                                      (YEARS)       2000       1999
                                                    -----------   --------   --------
                                                                    (IN THOUSANDS)
Computer and office equipment.....................          3      $6,448     $3,157
Computer and office equipment under capital
  leases..........................................          3          --        765
Leasehold improvements............................          5       1,232        607
Furniture and fixtures............................          5         969        352
Furniture and fixtures under capital leases.......          5          --         35
                                                                   ------     ------
                                                                    8,649      4,916
Less -- accumulated depreciation and
  amortization....................................                  3,312      1,508
                                                                   ------     ------
                                                                   $5,337     $3,408
                                                                   ======     ======

    Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was $1,804,000, $785,000, and $466,000, respectively, of which
$114,000, $227,000 and $267,000 related to fixed assets under capital leases for 2000, 1999 and 1998, respectively. Assets under capital leases collateralized the related lease obligations.

6. INTANGIBLE ASSETS

    On June 5, 2000, the Company entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of the Company's common stock, the Company received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional technology development. In connection with this agreement, the Company recorded $11,497,000 of acquired intellectual property and collaborative rights, equal to the fair value of the common stock issued, which is being amortized over a three-year period. Accumulated amortization and amortization expense for the acquired intellectual property and collaborative rights as of and for the year ended December 31, 2000 was $1,916,000.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Redeemable convertible preferred stock, $0.001 par value, consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Series D; 0 and 2,800,000 shares authorized; 0 and 2,671,389 shares issued and outstanding at December 31, 2000 and
  1999, respectively........................................    $ --     $24,761
Series C; 0 and 1,626,092 shares authorized, issued and
  outstanding at December 31, 2000 and 1999, respectively...      --       7,560
Series B; 0 and 2,474,500 shares authorized, issued and
  outstanding at December 31, 2000 and 1999, respectively...      --       8,073
Series A; 0 and 2,475,000 shares authorized, issued and
  outstanding at December 31, 2000 and 1999, respectively...      --       3,113
                                                                ----     -------
                                                                $ --     $43,507
                                                                ====     =======

    On April 11, 2000, the Company sold 2,544,681 shares of its Series E redeemable convertible preferred stock (the "Series E preferred stock") for net proceeds of $19,927,000. Because the deemed fair value of the Company's common stock for financial reporting purposes was greater than the conversion price of the Series E preferred stock of $7.86 per share, in accordance with EITF 98-5, the Company recorded a beneficial conversion feature of $5,190,000 on the Series E preferred stock. The beneficial conversion feature was treated as a preferred stock dividend on the date of issue, thus increasing the net loss attributable to common stockholders.

    In connection with the Company's initial public offering in August 2000, all outstanding shares of preferred stock automatically converted into an aggregate 16,415,158 shares of the Company's common stock. Prior to the conversion, each share of preferred stock, except Series E preferred stock, was convertible into one and one-half shares of the Company's common stock; each share of Series E preferred stock was convertible into one share of the Company's common stock. All holders of the preferred stock were also entitled to dividends at a rate of 6% per year and were entitled to one vote for each share of common stock into which the redeemable preferred stock was convertible. In the event of liquidation, dissolution, merger, sale or winding up of the Company while the preferred stock was outstanding, the holders of all shares of redeemable preferred stock would have been entitled to receive the original issue price per share, subject to certain anti-dilution adjustments, plus any accrued but unpaid dividends. Prior to the conversion, the holders of all preferred stock, upon the election of a majority of any series of preferred stock on or after March 31, 2002, could have required the Company to redeem all shares of the series of preferred stock, at the original issue price per share plus any accrued but unpaid dividends, in three equal annual installments.

8. STOCKHOLDERS' EQUITY

PREFERRED STOCK

    The Company has authorized up to 10,000,000 shares of preferred stock, $0.001 par value, for issuance. Each series of preferred stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon the issuance of the preferred stock.

COMMON STOCK

    Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

    In January 2000, the Company effected a three-for-two stock split of all common stock. All common stock share and per share amounts in these consolidated financial statements have been restated to reflect this stock split.

DEFERRED STOCK COMPENSATION

    In connection with the sale of common stock in private placements to Net2Phone and America Online (AOL), concurrent with the Company's initial public offering, the Company recorded deferred stock compensation within stockholders' equity of $5.4 million. This amount represents the difference between the price of the public offering of $20.00 per share and the price paid by Net2Phone and AOL of $12.46 per share. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered revenue-producing arrangements. In each quarterly reporting period, such amortization will be reflected as a reduction of revenues resulting from the arrangements; to the extent that the amortization exceeds such revenues, the residual will be reflected in operating expenses. For the year ended December 31, 2000, the Company recognized revenue from Net2Phone and AOL and, accordingly, the related amortization of $21,000 and $252,000, respectively, was recorded as a non-cash stock compensation charge which reduced revenue. Amortization of deferred stock compensation for Net2Phone and AOL of $315,000 and $168,000, respectively, which was in excess of revenue recognized during the year, was recorded as selling and marketing stock compensation expense.

WARRANTS

    On June 30, 2000, the Company issued a warrant to purchase up to 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. In accordance with EITF 96-18, the value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $11.2 million, which is being amortized to selling and marketing stock compensation expense over the three-year term of the agreement. The Company recognized $1,558,000 of stock compensation expense during the year ended December 31, 2000. The warrant becomes exercisable upon the earlier of June 30, 2002 or in three equal installments upon the achievement of certain performance targets. The warrant may be exercised at the option of the holder, in whole or in part, at any time on or before the fifth anniversary from the date that portion of the warrant becomes exercisable. As of December 31, 2000, two of the three performance targets had been achieved and accordingly, the warrant was exercisable for 510,281 shares. As of December 31, 2000, in accordance with the original terms of the warrant, AOL exercised a portion of their warrant for the purchase of 510,281 shares of common stock in a cashless exercise, resulting in the Company issuing 365,248 shares of common stock.

    On May 31, 2000, the Company issued to a Series E preferred investor a warrant to purchase 47,710 shares of common stock at an exercise price of $7.86 per share subject to certain anti-dilution adjustments. The warrant was exercisable at the option of the holder, in whole or part, at any time on or before May 2002. The fair value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $330,630. On January 24, 2001, the warrant was exercised in full in a cashless exercise resulting in the Company issuing 37,020 shares of common stock.

    In November 1998, in connection with the acquisition of the name "SpeechWorks," the Company issued a warrant to an unrelated third party to purchase 30,000 shares of the Company's common stock at a price of $2.83 per share, subject to certain anti-dilution adjustments. This warrant was exercisable at the option of the holder, in whole or in part, at any time on or before November 2003. The value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model, was not significant. On October 19, 2000, the warrant was exercised in full for proceeds to the Company of approximately $85,000.

    In January 1997, the Company issued to a customer a warrant to purchase 741,237 shares of the Company's common stock at a price of $2.05 per share, subject to certain anti-dilution adjustments. This warrant was exercisable at the option of the holder, in whole or in part, at any time on or before January 2002, subject to a maximum of three exercises. At any time, the Company may, at its option, redeem the warrant at a redemption price equal to 200% of the market value of this warrant. The value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model, was not significant.

    In connection with a leasing agreement entered in 1996, the Company issued a warrant to purchase 36,000 shares of its common stock at a price of $0.67 per share. The warrant was subject to certain anti-dilution adjustments and was exercisable, in whole or in part, on or before October 2002. The value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model, was not significant. On October 31, 2000, the warrant was exercised in full in a cashless exercise resulting in the Company issuing 35,686 shares of common stock.

RESERVED SHARES

    At December 31, 2000, the Company had 6,736,337 shares of its common stock reserved for issuance upon the exercise of outstanding options issued under the Company's stock option plans and upon exercise of outstanding common stock warrants.

9. NET LOSS PER SHARE

    The pro forma net loss per common share for the years ended December 31, 2000, 1999 and 1998 is calculated assuming the automatic conversion of all preferred stock outstanding had occurred as of the beginning of the period or as of the date of issuance of the preferred stock, if later. Therefore, accretion and deemed dividends on the redeemable convertible preferred stock are excluded from the calculation of pro forma net loss per common share.

    The following table presents the calculation of basic and pro forma net loss per common share (in thousands, except per share amounts):

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net loss....................................................  $(29,596)  $(15,463)  $(5,760)
Accretion and deemed dividends on redeemable convertible
  preferred stock...........................................    (6,955)    (1,904)     (789)
                                                              --------   --------   -------
Net loss attributable to common stockholders................  $(36,551)  $(17,367)  $(6,549)
                                                              ========   ========   =======
Weighted average shares used in computing basic and diluted
  net loss per common share.................................    15,935      5,298     4,537
Basic and diluted net loss per common share.................  $  (2.29)  $  (3.28)  $ (1.44)

Pro forma (unaudited):
Net loss....................................................  $(29,596)  $(15,463)  $(5,760)
                                                              ========   ========   =======
Shares used above...........................................    15,935      5,298     4,537
Pro forma adjustment to reflect the weighted average effect
  of assumed conversion of redeemable convertible preferred
  stock.....................................................     9,024     12,388     8,820
                                                              --------   --------   -------
Weighted average shares used in computing pro forma basic
  and diluted net loss per common share.....................    24,959     17,686    13,357
Pro forma basic and diluted net loss per common share.......  $  (1.19)  $  (0.87)  $ (0.43)

10. STOCK OPTION PLANS

    During April 2000, the Company's Board of Directors approved the 2000 Employee, Director and Consultant Stock Plan (the "2000 Plan") which was approved by the Company's stockholders in May 2000. The 2000 Plan provides for the grant of incentive stock options ("ISOs") as well as non-qualified options to employees, directors and other individuals providing services to the Company. The Compensation Committee of the Board of Directors determines the term of each option, exercise price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for ISOs cannot be less than the fair market value per share of the underlying common stock on the date granted. The exercise price for ISOs granted to holders of more than 10% of the voting stock of the Company cannot be less than 110% of the fair market value per share of the underlying common stock on the grant date. The term of ISOs and non-qualified options cannot exceed ten years. The term of ISOs granted to holders of more than 10% of the voting stock of the Company cannot exceed five years. Options granted under the 2000 Plan typically vest over 4 years. A maximum of 5,000,000 shares of common stock have been authorized for issuance under the 2000 Plan.

    During May 2000, the Company's Board of Directors and stockholders approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective upon completion of the Company's initial public offering. The plan authorizes the issuance of up to a total of 200,000 shares of common stock to participating employees. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of the Company's common stock through payroll deductions made over the term of each offering period. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of the Company's common stock at the beginning or end of the offering period. The first plan period began September 1, 2000 and will end on February 28, 2001. As of December 31, 2000, no shares were issued under the Purchase Plan.

    During August 1995, the Company adopted the Amended and Restated 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of incentive stock options ("ISOs") as well as non-qualified options to employees, directors and other individuals providing services to the Company. The Board of Directors determines the term of each option, exercise price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for ISOs cannot be less than the fair market value per share of the underlying common stock on the date granted. The exercise price for ISOs granted to holders of more than 10% of the voting stock of the Company cannot be less than 110% of the fair market value per share of the underlying common stock on the grant date. The term of ISOs and non-qualified options cannot exceed ten years. The term of ISOs granted to holders of more than 10% of the voting stock of the Company cannot exceed five years. Options granted under the 1995 Plan typically vest over 4 years. A maximum of 5,184,319 shares of common stock have been authorized for issuance under the 1995 Plan.

    A summary of the status of options granted under the Company's stock option plan as of December 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:

                                                  2000                         1999                         1998
                                       --------------------------   --------------------------   --------------------------
                                                        WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                         AVERAGE                      AVERAGE                      AVERAGE
                                         NUMBER OF      EXERCISE      NUMBER OF      EXERCISE      NUMBER OF      EXERCISE
                                           SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
                                       --------------   ---------   --------------   ---------   --------------   ---------
                                       (IN THOUSANDS)               (IN THOUSANDS)               (IN THOUSANDS)
Outstanding at beginning of Year.....       4,836        $ 1.51          3,397         $0.36          3,296         $0.15
    Granted..........................       2,103         15.71          2,795          2.51          1,150          0.69
    Exercised........................        (922)         0.83           (801)         0.10           (987)         0.07
    Canceled.........................        (325)         3.14           (555)         1.47            (62)         0.19
                                            -----                        -----                        -----
Outstanding at end of year...........       5,692          6.77          4,836          1.51          3,397          0.36
                                            =====                        =====                        =====
Options exercisable at December 31...       1,821        $ 1.62          1,423         $0.51          1,265         $0.17
Options available for future grant at
  December 31........................       3,770                        5,547                        7,772
Weighted average fair value of
  options granted during the year
  ended December 31..................                    $12.69                        $0.65                        $0.21

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                               OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                           ---------------------------   -------------------------
                                               WEIGHTED
                                               AVERAGE        WEIGHTED                    WEIGHTED
                                              REMAINING       AVERAGE                     AVERAGE
       RANGE OF               NUMBER       CONTRACTUAL LIFE   EXERCISE       NUMBER       EXERCISE
    EXERCISE PRICES        OUTSTANDING        (IN YEARS)       PRICE      EXERCISABLE      PRICE
    ---------------       --------------   ----------------   --------   --------------   --------
                          (IN THOUSANDS)                                 (IN THOUSANDS)
$0.010 -- $0.333                953              5.89          $ 0.25          803         $ 0.23
0.433 -- 0.833                  901              7.69            0.73          367           0.69
1.000 -- 2.167                1,064              8.26            2.00          293           1.98
4.000 -- 4.133                1,144              8.76            4.03          257           4.07
8.000 -- 20.000               1,322              9.30           10.02          101           8.66
30.063 -- 92.250                308              9.87           57.37           --             --
                              -----                            ------        -----
$0.010 -- $92.250             5,692              8.20          $ 6.77        1,821         $ 1.62
                              =====                            ======        =====

    In connection with the grant of certain stock options to employees through June 30, 2000, the Company recorded deferred stock compensation within stockholders' equity of $10.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options. During the six months ended December 31, 2000, no deferred stock compensation was recorded as all stock options issued during the period were issued with an exercise price equal to the fair value on the date of grant. The Company recorded amortization of deferred stock compensation for the years ended December 31, 2000, 1999 and 1998 of $2,411,000, $508,000,
and $0, respectively. Had compensation expense for all stock awards been determined based on the fair value at the date of grant, consistent with the method prescribed by SFAS No. 123, the Company's net loss attributable to common stockholders and net loss per common share for the years ended
December 31, 2000, 1999 and 1998 would have increased to the pro forma amounts indicated below:

                                                2000                        1999                        1998
                                      -------------------------   -------------------------   -------------------------
                                        NET LOSS                    NET LOSS                    NET LOSS
                                      ATTRIBUTABLE    NET LOSS    ATTRIBUTABLE    NET LOSS    ATTRIBUTABLE    NET LOSS
                                       TO COMMON     PER COMMON    TO COMMON     PER COMMON    TO COMMON     PER COMMON
                                      STOCKHOLDERS     SHARE      STOCKHOLDERS     SHARE      STOCKHOLDERS     SHARE
                                      ------------   ----------   ------------   ----------   ------------   ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
As reported.........................    $(36,551)      $(2.29)      $(17,367)      $(3.28)       $(6,549)      $(1.44)
Pro forma...........................    $(41,565)      $(2.61)      $(17,719)      $(3.34)       $(6,664)      $(1.47)

    For this purpose, the fair value of options at the date of grant was estimated using the Black-Scholes valuation model after the Company's initial registration filing and the minimum value method before the Company's initial registration filing with the following weighted-average assumptions for 2000: risk-free interest rate of 6.14%, volatility factor of 100.0%, no dividend yields; and expected life of the options of 6.36 years. For this purpose, the fair value of options at the date of grant was estimated using the minimum value method with the following weighted-average assumptions for 1999 and 1998: risk-free interest rates of 5.44% and 5.41%, respectively; no volatility factors or dividend yields; and expected life of the options of 7.53 years and 5 years, respectively. The pro forma effects of applying the fair value method may be materially different in future years.

11. COMMITMENTS

OPERATING LEASES

    The Company leases its primary office space under noncancelable operating leases which expire through September 30, 2004. Under the terms of the lease relating to its main facility, the Company is required to maintain an irrevocable standby letter of credit stating the lessor as the beneficiary. The letter of credit must be in the amount of $120,000 through December 31, 2000, with such amount being reduced by $40,000 each succeeding year through the expiration of the lease. During 1999, the Company leased additional office space under a noncancelable operating lease which expires in 2004. Under the terms of the lease, the Company is required to maintain an irrevocable letter of credit stating the lessor as beneficiary. The letter of credit must be in the amount of $413,500 through September 2001, with such amount reduced by $100,000 after September 2001 and an additional $100,000 after September 2002.

    During 2000, the Company leased office space in New York under a noncancelable operating lease which expires in 2016. Under the terms of the lease, the Company is required to maintain an irrevocable letter of credit stating the lessor as beneficiary. The letter of credit must be in the amount of $711,000 through 2016.

    During 1999, the Company leased office space in Montreal, Canada under a noncancelable operating lease which expires in 2010. Additional office space in Montreal, Canada was leased as an addendum to the 1999 lease during 2000. Under the terms of the lease, the Company is required to maintain an irrevocable letter of credit stating the lessor as beneficiary. The letter of credit must be in the amount of $240,000 through November 2000, with such amount reduced by $24,000 each succeeding year through expiration of the lease.

    Rent expense under operating leases was $2,951,000, $1,050,000 and $488,000 for the years ended December 31, 2000, 1999 and 1988 respectively.

    Future minimum lease obligations under operating leases as of December 31, 2000 are as follows:

                                                              OPERATING
YEAR                                                           LEASES
----                                                          ---------
2001........................................................   $ 2,382
2002........................................................     2,897
2003........................................................     2,963
2004........................................................     2,352
2005........................................................       813
Thereafter..................................................     8,178
                                                               -------
Total minimum lease payments................................   $19,585
                                                               =======

ROYALTY AGREEMENT

    In August 1994, the Company entered into a license agreement last amended in July 1996 under which the Company obtained a nonexclusive right to use certain software technology through the term of the licensor's copyrights on such technology. In exchange, the Company is required to pay royalties on net sales of licensed product. These royalties begin at 5% of licensed product sales and decrease as a percentage of sales based on cumulative life to date sales. In addition, the Company was required to pay annual minimum royalties totaling $80,000 and $90,000 for the years ended December 31, 2000 and 1999, respectively, and $50,000 annually thereafter. Any payments that exceed these minimums can be used to offset future royalties payable under the agreement. Under the amended agreement, the Company recorded royalty expense totaling $175,000, $93,000 and $52,000 during the years ended December 31, 2000, 1999 and
1998, respectively. Also, in 1999, cost of product license revenue included a $60,000 payment to a client as a royalty for the resale of an application originally developed for that client.

12. NOTES PAYABLE AND LINE OF CREDIT

    In March 1999, the Company entered into an equipment financing agreement with a bank. Under this agreement, the Company entered into two lines of credit under which the Company obtained the right to draw down up to $1,500,000 to finance purchases of fixed assets. Borrowings under these lines are collateralized by the fixed assets purchased and bear interest at an annual rate of prime plus 0.75% (9.75% at December 31, 2000) which is payable monthly. Borrowings made between March 1999 and May 1999 and between June 1999 and November 1999 converted into term loans on May 31, 1999 and November 30, 1999, respectively, at which point monthly payments of principal plus interest became due over a period of 36 months. During 1999, the Company borrowed the entire $1,500,000 available under these lines. At December 31, 2000, $792,000 was outstanding under the resulting notes payable; maturing $500,000 in 2001 and $292,000 in 2002. Under the financing agreement, the Company is obligated to comply with certain financial covenants.

    Also in March 1999, the Company entered into a $750,000 revolving line of credit with the same bank. A loan modification in November 1999 increased the line of credit to $1,300,000. Effective June 1, 2000, the Company modified its revolving line of credit to increase available borrowings from $1,300,000 to $2,000,000. The revolving line of credit expires on May 31, 2001. Amounts available for borrowing are based upon certain eligible accounts receivable. Borrowings under the revolving line of credit bear interest at the bank's prime rate plus 0.5% (9.50% at December 31, 2000), and all outstanding borrowings are due June 1, 2001. At December 31, 2000, no amounts were outstanding under the revolving line of credit and $515,000 was available for borrowing. Under the financing agreement, the Company is obligated to comply with certain financial covenants.

13. SEGMENT REPORTING

    The Company operates in a single segment and has no organizational structure dictated by product lines, geography or customer type.

    The following table presents total revenue and long-lived assets, excluding intangible assets, information by geographic area as of and for the years ended December 31, 2000, 1999 and 1998:

                                           TOTAL REVENUE                  LONG-LIVED ASSETS
                                   ------------------------------   ------------------------------
                                     2000       1999       1998       2000       1999       1998
                                   --------   --------   --------   --------   --------   --------
                                                           (IN THOUSANDS)
United States....................  $25,887    $13,649     $5,850     $5,065     $3,499     $1,268
Canada...........................       --         --         --        673         --         --
Other foreign countries..........    4,137        362         --        492        460         29
                                   -------    -------     ------     ------     ------     ------
                                   $30,024    $14,011     $5,850     $6,230     $3,959     $1,297
                                   =======    =======     ======     ======     ======     ======

    Revenue classification above is based on the country in which the sale originates.

14. INCOME TAXES

    During the year ended December 31, 2000, the Company changed from the cash receipts and disbursements accounting method to the accrual accounting method for federal and state income tax purposes. As a result of taxable losses generated in the United States, the Company has not recorded any domestic provision for income taxes for the years ended December 31, 2000, 1999 and 1998 but it has recorded a foreign income tax provision for the year ended
December 31, 2000 related to income from its foreign operations. The following is a reconciliation between the amount of the Company's income taxes utilizing the U.S. federal statutory rate and the Company's actual provision for income taxes for the years ended December 31, 2000, 1999 and 1998:

                                                             DECEMBER 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
At U.S. federal statutory rate....................  $(9,958)   $(5,328)   $(1,958)
State taxes, net of federal effect................   (1,576)    (1,045)      (386)
Effect of change in valuation allowance...........    8,870      6,416      2,431
Foreign rate differential.........................    3,024         --         --
Other.............................................      (51)       (43)       (87)
                                                    -------    -------    -------
Provision for income taxes........................  $   309    $    --    $    --
                                                    =======    =======    =======

    The Company's net deferred tax assets consist of the following:

                                                               DECEMBER 31,
                                                         -------------------------
                                                           2000             1999
                                                         --------         --------
                                                              (IN THOUSANDS)
Net operating loss carryforwards.......................  $17,041          $ 9,524
Tax credit carryforwards...............................    1,144              638
Accrual to cash adjustment.............................       --              364
Accrued expenses.......................................    1,177               --
Other..................................................       64               30
                                                         -------          -------
Gross deferred tax assets..............................   19,426           10,556
Deferred tax asset valuation allowance.................  (19,426)         (10,556)
                                                         -------          -------
Net deferred tax asset.................................  $    --          $    --
                                                         =======          =======

    At December 31, 2000 and 1999, the Company provided a valuation allowance for the full amount of its net deferred tax assets since, based on the weight of available evidence, management could not conclude that it is more likely than not that these future benefits will be realized. At December 31, 2000, the Company has federal and state net operating loss carryforwards of $41,900,000 and $44,100,000, respectively, available to reduce future income, which expire at various dates through 2020. The Company also has federal and state research and development credit carryforwards of $707,000 and $642,000, respectively, available to reduce future income tax liabilities, which expire at various dates through 2020. Under the Internal Revenue Code, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss and tax credit carryforwards which can be utilized in future years to offset future taxable income and tax liabilities.

15. 401(K) SAVINGS PLAN

    The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. The Company has not made any contributions to the 401(k) Plan through December 31, 2000.

16. SUBSEQUENT EVENTS

    On January 5, 2001, the Company acquired Eloquent Technology, Inc., a supplier of speech synthesis or text-to-speech technology. In connection with the acquisition, the Company paid $5.25 million in cash and issued 299,873 shares of the Company's common stock. This acquisition will be accounted for under the purchase method of accounting.

    During January and February 2001, warrant holders exercised warrants pertaining to 788,947 shares of the Company's common stock to receive 727,072 shares of the Company's common stock in cashless exercises.

17. QUARTERLY RESULTS (UNAUDITED)

    The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

                                                                            THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                            2000       2000        2000       2000       1999       1999        1999       1999
                                          --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                              (IN THOUSANDS)
Revenues:
  Product licenses......................  $ 6,120     $ 4,853    $ 2,776    $ 2,607    $ 1,553     $   733    $ 1,053    $    341
  Professional services.................    3,642       3,096      2,364      2,158      1,905       1,303      1,637       1,099
  Other revenues........................      793         674        892        322        901         522      1,114       1,850
  Non-cash stock compensation...........     (273)         --         --         --         --          --         --          --
                                          -------     -------    --------   -------    -------     -------    -------    --------

  Total revenues........................   10,282       8,623      6,032      5,087      4,359       2,558      3,804       3,290
                                          -------     -------    --------   -------    -------     -------    -------    --------

Cost of revenue:
  Cost of product licenses..............       59          44         66         45         93          19         32           9
  Cost of professional services
    -- non-cash stock compensation......      154         156        135         93         87          36         12           4
    -- all other expenses...............    2,478       2,346      1,856      1,694      1,440       1,312      1,265         974
  Cost of other revenues................      477         558        659        150        719         215        814       1,239
                                          -------     -------    --------   -------    -------     -------    -------    --------
  Total cost of revenues................    3,168       3,104      2,716      1,982      2,339       1,582      2,123       2,226
                                          -------     -------    --------   -------    -------     -------    -------    --------

    Gross profit........................    7,114       5,519      3,316      3,105      2,020         976      1,681       1,064
                                          -------     -------    --------   -------    -------     -------    -------    --------

Operating expenses:
      Selling and marketing
        -- non-cash stock
        compensation....................    1,392       1,201        259        193        146          62         13           4
        -- all other expenses...........    5,737       5,793      4,478      3,794      3,659       1,913      2,135       1,547
      Research and development
        -- non-cash stock
        compensation....................      140         140        120         72         65          21         10           1
        -- all other expenses...........    2,676       2,160      2,006      1,810      1,854       1,447        965         898
      General and administrative
        -- non-cash stock
        compensation....................      106         107        150         35         27          10          7           3
        -- all other expenses...........    5,858       4,482      3,652      3,308      2,765       1,504      1,338       1,086
      Amortization of acquired
        intellectual property and
        collaborative rights............      958         958         --         --         --          --         --          --
                                          -------     -------    --------   -------    -------     -------    -------    --------
      Total operating expenses..........   16,867      14,841     10,665      9,212      8,516       4,957      4,468       3,539
                                          -------     -------    --------   -------    -------     -------    -------    --------
Loss from operations....................   (9,753)     (9,322)    (7,349)    (6,107)    (6,496)     (3,981)    (2,787)     (2,475)
Interest and other income (expense),
  net...................................    1,805       1,334         97          8        (39)        193        107          15
                                          -------     -------    --------   -------    -------     -------    -------    --------
Net loss before income taxes............   (7,948)     (7,988)    (7,252)    (6,099)    (6,535)     (3,788)    (2,680)     (2,460)
Provision of income taxes...............      309          --         --         --         --          --         --          --
                                          -------     -------    --------   -------    -------     -------    -------    --------
Net loss................................   (8,257)     (7,988)    (7,252)    (6,099)    (6,535)     (3,788)    (2,680)     (2,460)
Accretion and deemed dividend on
  redeemable convertible preferred
  stock.................................       --        (300)    (6,055)      (600)      (600)       (600)      (460)       (244)
                                          -------     -------    --------   -------    -------     -------    -------    --------
Net loss attributable to common
  shareholders..........................  $(8,257)    $(8,288)   $(13,307)  $(6,699)   $(7,135)    $(4,388)   $(3,140)   $ (2,704)
                                          =======     =======    ========   =======    =======     =======    =======    ========
Basic and diluted net loss per common
  share.................................  $ (0.27)    $ (0.39)   $ (2.12)   $ (1.19)   $ (1.28)    $ (0.79)   $ (0.59)   $  (0.57)
Shares used in computing basic and
  diluted net loss per common share.....   30,180      21,419      6,281      5,644      5,560       5,552      5,285       4,784

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on
Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" and "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                8-K

ITEM 14(A). The following documents are filed as part of this annual report on Form 10-K.

ITEM 14(A)(1)   See "Index to Consolidated Financial Statements" at Item 8
AND (2) to this Annual Report on Form 10-K. Financial statement schedules have not been included because they are not applicable or the information is included in the consolidated financial statements or notes thereto.

ITEM 14(A)(3)   EXHIBITS

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                               DESCRIPTION OF EXHIBIT
-----------------------                      ----------------------
                   3.1    Restated Certificate of Incorporation of SpeechWorks
                          International, Inc., incorporated herein by reference to
                          Exhibit 4.2 to the Registrant's Registration Statement on
                          Form S-8, filed on August 9, 2000, File No. 333-43398

                   3.2    Amended and Restated Bylaws of SpeechWorks International,
                          Inc., incorporated herein by reference to Exhibit 3.3 to the
                          Registrant's Registration Statement on Form S-1, filed on
                          April 19, 2000, File No. 333-35164

                   4.1    Form of Common Stock Certificate, incorporated herein by
                          reference to Exhibit 4.1 to the Registrant's Registration
                          Statement on Form S-1, filed on April 19, 2000, File No.
                          333-35164

                 +10.1    License Agreement, dated August 3, 1994, between the
                          Registrant and Massachusetts Institute of Technology, as
                          amended, incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164

                  10.2    Fourth Amended and Restated Registration Rights Agreement,
                          dated as of April 11, 2000, among the Registrant and the
                          investors party thereto, incorporated herein by reference to
                          Exhibit 10.2 to the Registrant's Registration Statement on
                          Form S-1, filed on April 19, 2000, File No. 333-35164

                  10.3    Lease Agreement, dated February 21, 1997, between the
                          Registrant and Landman Omnibus V Limited Partnership,
                          incorporated herein by reference to Exhibit 10.3 to the
                          Registrant's Registration Statement on Form S-1, filed on
                          April 19, 2000, File No. 333-35164

                  10.4    Sublease Agreement, dated April 1, 1998, between the
                          Registrant and Exchange Applications, Inc., incorporated
                          herein by reference to Exhibit 10.4 to the Registrant's
                          Registration Statement on Form S-1, filed on April 19, 2000,
                          File No. 333-35164

                  10.5    Amended and Restated 1995 Stock Option Plan, incorporated
                          herein by reference to Exhibit 10.5 to the Registrant's
                          Registration Statement on Form S-1, filed on April 19, 2000,
                          File No. 333-35164

                  10.6    2000 Employee, Director and Consultant Stock Plan,
                          incorporated herein by reference to Exhibit 10.6 to the
                          Registrant's Registration Statement on Form S-1, filed on
                          April 19, 2000, File No. 333-35164

                  10.7    2000 Employee Stock Purchase Plan, incorporated herein by
                          reference to Exhibit 10.7 to the Registrant's Registration
                          Statement on Form S-1, filed on April 19, 2000, File No.
                          333-35164

        EXHIBIT
        NUMBER                               DESCRIPTION OF EXHIBIT
-----------------------                      ----------------------
                  10.8    Form of Incentive Stock Option Agreement entered into by the named executive officers, incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement
                          on Form S-1, filed on April 19, 2000, File No. 333-35164

                  10.9    Employment Agreement, dated June 21, 2000, between
                          Registrant and Richard J. Westelman, incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration
                          Statement on Form S-1, filed on April 19, 2000, File No.
                          333-35164

                 +10.10   Development and License Agreement, dated June 5, 2000
                          between the Registrant and AT&T Corp., incorporated herein by reference to Exhibit 10.11 to the Registrant's
                          Registration Statement on Form S-1, filed on April 19, 2000,
                          File No. 333-35164

                  10.11   First Amendment to the Fourth Amended and Restated
                          Registration Rights Agreement, incorporated herein by
                          reference to Exhibit 10.12 to the Registrant's Registration
                          Statement on Form S-1, filed on April 19, 2000, File No.
                          333-35164

                  10.12   Second Amendment to the Fourth Amended and Restated
                          Registration Rights Agreement, incorporated herein by
                          reference to Exhibit 10.13 to the Registrant's Registration
                          Statement on Form S-1, filed on April 19, 2000, File No.
                          333-35164

                 +10.13   Software License and Professional Services Agreement, dated
                          June 30, 2000, between America Online, Inc. and the
                          Registrant, incorporated herein by reference to Exhibit
                          10.14 to the Registrant's Registration Statement on Form
                          S-1, filed on April 19, 2000, File No. 333-35164

                ++10.14   Master Software License Agreement, dated as of September 1,
                          2000 between Net2Phone, Inc. and the Registrant

                  10.15   Third Amendment to the Fourth Amended and Restated
                          Registration Rights Agreement

                  10.16   Fourth Amendment to the Fourth Amended and Restated
                          Registration Rights Agreement

                  10.17   Silicon Valley Bank Loan Arrangement with SpeechWorks
                          International, Inc., dated March 26, 1999, between Silicon
                          Valley Bank and the Registrant, as modified by the Second
                          Loan Modification Agreement, dated June 1, 2000

                  21.1    List of Subsidiaries

                  23.1    Consent of PricewaterhouseCoopers LLP

                  99      Forward-Looking Information

------------------------

+   Confidential treatment granted as to certain portions.

++  Confidential treatment requested as to certain portions.

ITEM 14(B) Reports on Form 8-K

    On December 21, 2000, the Company filed a report on Form 8-K announcing its plans to acquire Eloquent Technology, Inc. pursuant to an Agreement and Plan of Merger dated as of December 19, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SPEECHWORKS INTERNATIONAL, INC.

                                                       By:  /s/ STUART R. PATTERSON
                                                            -----------------------------------------
                                                            Stuart R. Patterson
                                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chief Executive Officer,
               /s/ STUART R. PATTERSON                   President and Director
     -------------------------------------------         (principal executive          March 16, 2001
                 Stuart R. Patterson                     officer)

              /s/ RICHARD J. WESTELMAN                 Chief Financial Officer
     -------------------------------------------         (principal financial and      March 16, 2001
                Richard J. Westelman                     accounting officer)

               /s/ MICHAEL S. PHILLIPS
     -------------------------------------------       Chief Technology Officer and    March 16, 2001
                 Michael S. Phillips                     Director

              /s/ WILLIAM J. O'FARRELL
     -------------------------------------------       Chairman of the Board           March 14, 2001
                William J. O'Farrell

                  /s/ AXEL BICHARA
     -------------------------------------------       Director                        March 16, 2001
                    Axel Bichara

                 /s/ RICHARD BURNES
     -------------------------------------------       Director                        March 16, 2001
                   Richard Burnes

                  /s/ ROBERT FINCH
     -------------------------------------------       Director                        March 16, 2001
                    Robert Finch

               /s/ JOHN C. FREKER, JR.
     -------------------------------------------       Director                        March 16, 2001
                 John C. Freker, Jr.