Form 10-Q
period 2001-03-31
SPEECHWORKS INTERNATIONAL INC
filed 2001-05-14
CIK 1111345

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 9, 2001, the registrant had 32,050,907 shares of common stock, par value $0.001 per share, outstanding.

===============================================================================

                 SPEECHWORKS INTERNATIONAL, INC. & SUBSIDIARIES

                                      INDEX

                                                                                                          PAGE NO.
PART I--FINANCIAL INFORMATION

                 Consolidated Balance Sheet as of March 31, 2001 and December 31, 2000....................    3

                 Consolidated Statement of Operations for the Three Months Ended
                   March 31, 2001 and 2000................................................................    4

                 Consolidated Statement of Cash Flows for the Three Months Ended
                   March 31, 2001 and 2000................................................................    5

                 Notes to Consolidated Financial Statements...............................................    6

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                   Operations.............................................................................   10

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk ..............................   15

PART II--OTHER INFORMATION................................................................................   15

     Item 2.     Changes in Securities and Use of Proceeds................................................   15

     Item 6.     Exhibits and Reports on Form 8-K.........................................................   16

SIGNATURES................................................................................................   17

EXHIBIT INDEX.............................................................................................   18

                         SPEECHWORKS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                     -------------  -----------------
                                                                                         2001            2000
                                                                                     --------------------------------
                                                                                          (IN THOUSANDS, EXCEPT
                                                                                            SHARE INFORMATION)
ASSETS
Current assets:
   Cash and cash equivalents........................................................        $85,831           $99,203
   Marketable securities............................................................         12,256            14,370
   Accounts receivable, net of allowance for doubtful accounts
     of $584 and $600, respectively.................................................         13,722            12,502
   Prepaid expenses and other current assets........................................          2,496             2,488
                                                                                          ---------         ---------
      Total current assets..........................................................        114,305           128,563
Fixed assets, net...................................................................          5,885             5,337
Intangible assets, net..............................................................         26,705             9,581
Other assets........................................................................            982               893
                                                                                          ---------         ---------
      Total assets..................................................................       $147,877          $144,374
                                                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................         $1,109              $640
   Accrued compensation.............................................................          2,157             4,639
   Accrued expenses.................................................................          2,417             2,991
   Deferred revenue.................................................................          4,027             3,873
   Current portion of long-term debt................................................            500               500
                                                                                          ---------         ---------
      Total current liabilities.....................................................         10,210            12,643
Long-term debt, net of current portion..............................................            167               292
                                                                                          ---------         ---------
      Total liabilities.............................................................         10,377            12,935
                                                                                          ---------         ---------
Stockholders' equity:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized;
     zero shares issued and outstanding.............................................             --                --
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     31,938,815 and 30,583,333 shares issued and outstanding,
     respectively...................................................................             32                31
   Additional paid-in capital.......................................................        233,632           219,519
   Deferred stock compensation......................................................        (20,086)          (22,151)
   Accumulated other comprehensive loss.............................................            (48)               (8)
   Accumulated deficit..............................................................        (76,030)          (65,952)
                                                                                          ---------         ---------
      Total stockholders' equity....................................................        137,500           131,439
                                                                                          ---------         ---------
      Total liabilities and stockholders' equity....................................       $147,877          $144,374
                                                                                          =========         =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         SPEECHWORKS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -------------------------
                                                                                               2001           2000
                                                                                            -------------   ---------
                                                                                            (IN THOUSANDS, EXCEPT PER
                                                                                                   SHARE DATA)
Revenues:
   Product licenses....................................................................           $6,092         $2,607
   Professional services...............................................................            4,368          2,158
   Other revenues......................................................................              952            322
   Non-cash stock compensation.........................................................             (312)            --
                                                                                              ----------        -------
      Total revenues...................................................................           11,100          5,087
                                                                                              ----------        -------
Cost of revenues:
   Cost of product licenses............................................................               54             45
   Cost of professional services-- non-cash stock compensation.........................              154             93
                                -- all other expenses..................................            2,935          1,694
   Cost of other revenues..............................................................              751            150
   Amortization of purchased technology................................................              283             --
                                                                                              ----------        -------
      Total cost of revenues...........................................................            4,177          1,982
                                                                                              ----------        -------
Gross profit...........................................................................            6,923          3,105
                                                                                              ----------        -------
Operating expenses:
   Selling and marketing-- non-cash stock compensation.................................            1,353            193
                        -- all other expenses..........................................            6,313          3,794
   Research and development-- non-cash stock compensation..............................              140             72
                           -- all other expenses.......................................            3,352          1,810
   General and administrative-- non-cash stock compensation............................              106             35
                             -- all other expenses.....................................            5,543          3,308
   Amortization of intangible assets...................................................            1,627             --
                                                                                              ----------        -------
      Total operating expenses.........................................................           18,434          9,212
                                                                                              ----------        -------
Loss from operations...................................................................          (11,511)        (6,107)
Interest income........................................................................            1,504             91
Interest expense.......................................................................              (15)           (36)
Other expenses, net....................................................................              (30)           (47)
                                                                                              ----------        -------
Net loss before income taxes...........................................................          (10,052)        (6,099)
Provision for income taxes.............................................................               26             --
                                                                                              ----------        -------
Net loss...............................................................................          (10,078)        (6,099)
Accretion and deemed dividend on redeemable convertible preferred stock................               --           (600)
                                                                                              ----------        -------
Net loss attributable to common stockholders...........................................         $(10,078)       $(6,699)
                                                                                              ==========        ========
Basic and diluted net loss per common share............................................           $(0.32)        $(1.19)
Shares used in computing basic and diluted net loss per common share...................           31,408          5,644

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         SPEECHWORKS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                         ------------------------------
                                                                                               2001          2000
                                                                                         --------------   -------------
                                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................................................         $(10,078)      $(6,099)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization.......................................................              763           376
   Amortization of intangible assets...................................................            1,910            --
   Stock compensation expense..........................................................            2,065           393
Changes in operating assets and liabilities, net of effect of acquisition:
   Accounts receivable.................................................................           (1,220)       (2,466)
   Prepaid expenses and other current assets...........................................               (8)          (15)
   Other assets........................................................................              (87)           53
   Accounts payable....................................................................              469           (77)
   Accrued compensation................................................................           (2,562)          327
   Accrued other expenses..............................................................             (718)          226
   Deferred revenue....................................................................              154         2,144
                                                                                              ----------       --------
        Net cash used in operating activities..........................................           (9,312)       (5,138)
                                                                                              ----------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets...........................................................           (1,292)       (1,173)
   Cash paid to acquire business including acquisition costs, net of cash acquired.....           (5,377)           --
   Purchases of marketable securities..................................................           (9,174)           --
   Maturities of marketable securities.................................................           11,288            --
                                                                                              ----------       --------
        Net cash used in investing activities..........................................           (4,555)       (1,173)
                                                                                              ----------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations.....................................               --           (90)
   Principal payments on notes payable.................................................             (125)         (166)
   Proceeds from exercise of common stock options and warrants.........................              663           122
                                                                                              ----------       --------
        Net cash provided by (used in) financing activities............................              538          (134)
                                                                                              ----------       --------
   Effects of changes in exchange rates on cash........................................              (43)           --
                                                                                              ----------       --------
        Net decrease in cash and cash equivalents......................................          (13,372)       (6,445)
Cash and cash equivalents, beginning of period.........................................           99,203        11,474
                                                                                              ----------       --------
Cash and cash equivalents, end of period...............................................          $85,831        $5,029
                                                                                              ==========       ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         SPEECHWORKS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         The unaudited consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 contained in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.       NET LOSS PER SHARE

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

         The following table sets forth the potential common stock excluded from the calculation of diluted net loss per share:

                                                           THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------------
                                                             2001                2000
                                                         -------------     ----------------
Options to purchase common stock......................     5,729,205           4,699,769
Warrants to purchase common stock.....................       255,141             807,237
Redeemable convertible preferred stock................            --          13,870,477
                                                         -----------        ------------
                                                           5,984,346          19,377,483
                                                         ===========        ============

         The pro forma net loss per common share for the three months ended March 31, 2001 and 2000 is calculated assuming the automatic conversion of all preferred stock outstanding had occurred as of the beginning of the period or as of the date of issuance of the preferred stock, if later. Therefore, accretion and deemed dividends on the redeemable convertible preferred stock are excluded from the calculation of pro forma net loss per common share.

         The following table presents the calculation of basic and pro forma net loss per common share (in thousands, except per share amounts):

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                           ---------------------------------
                                                                                                 2001           2000
                                                                                           ---------------   ---------------
Net loss...............................................................................         $(10,078)       $(6,099)
Accretion and deemed dividends on redeemable convertible preferred stock...............               --           (600)
                                                                                               ---------       --------
Net loss attributable to common stockholders...........................................         $(10,078)       $(6,699)
                                                                                               =========       ========
Weighted average shares used in computing basic and diluted net
  loss per common hare.................................................................           31,408          5,644
Basic and diluted net loss per common share............................................           $(0.32)        $(1.19)

Pro forma:
Net loss...............................................................................         $(10,078)       $(6,099)
                                                                                               =========       ========
Shares used above......................................................................           31,408          5,644
                                                                                               ---------       --------
Pro forma adjustment to reflect the weighted average effect
  of assumed conversion of redeemable convertible preferred stock......................               --         13,871
                                                                                               ---------       --------
Weighted average shares used in computing pro forma basic and
  diluted net loss per common share....................................................           31,408         19,515
Pro forma basic and diluted net loss per common share..................................           $(0.32)        $(0.31)

3.       COMPREHENSIVE INCOME (LOSS)

         For the quarter ended March 31, 2001, the total comprehensive loss was as follows:

                                                     THREE MONTHS ENDED
                                                       MARCH 31, 2001
                                                     ------------------
Net loss                                                  $(10,078)
                                                     -----------------
Other comprehensive income (loss):
  Unrealized gain on investments                                 3
  Foreign currency translation adjustment                      (43)
                                                     -----------------
  Total other comprehensive loss                               (40)
                                                     -----------------
Total comprehensive loss                                 $ (10,118)
                                                     =================

         For the quarter ended March 31, 2000, the Company did not have any items qualifying as other comprehensive income (loss); accordingly, comprehensive loss equaled net loss.

4.       ACQUISITIONS

         On January 5, 2001, the Company acquired all of the outstanding capital stock of Eloquent Technology, Inc. ("ETI"), a supplier of speech synthesis or text-to-speech technology. In connection with the acquisition, the Company paid $5.25 million in cash and issued 299,873 shares of its common stock valued at $13.5 million. Additionally, the Company incurred acquisition-related costs of $132,000, which are included in the total purchase price for accounting purposes. The acquisition was accounted for using the purchase method of accounting. Accordingly, the fair market values of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the acquisition date, and the results of operations of ETI have been included in the Company's financial statements thereafter. The purchase price of $18.8 million has been allocated to net tangible assets and liabilities acquired of ($196,000), completed technology of $5.6 million and goodwill of $13.4 million. Goodwill represents the amount by which the total purchase price exceeded the fair value of acquired net tangible and intangible assets on the acquisition date. The purchase price allocation is subject to adjustment until certain additional information on the value of the intangible assets acquired is finalized. The intangible assets are being amortized on a straight-line basis over five years, resulting in amortization expense during the three months ended March 31, 2001 of $669,000 and $283,000 for goodwill and completed technology, respectively.

The following table presents unaudited pro forma results as if SpeechWorks and ETI had been combined as of January 1, 2000. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or of results that actually would have occurred had SpeechWorks and ETI been a combined company for the periods presented. The pro forma data gives effect to operating results prior to the transaction and adjustments to reflect amortization of goodwill and purchased technology.

                                                        Pro Forma Unaudited
                                                (in thousands, except per share amounts)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2001            2000
                                                        ------          ------
Total revenues.................................        $ 11,100         $ 5,471

Net loss.......................................        $(10,078)        $(6,890)

Net loss attributable to common stockholders...        $(10,078)        $(7,490)

Basic and diluted net loss per common share....        $  (0.32)        $ (1.26)

Shares used in computing basic and diluted net
  loss per common share........................          31,408           5,944

In connection with this acquisition, the Company assumed the terms of a development and royalty agreement between ETI and IBM. Under this agreement, IBM funded development of certain of ETI's products and the Company is obligated to pay royalties of between 10% and 12% of revenue received from such funded products. Total maximum royalties payable under this agreement are $5.0 million.

5.       DEFERRED STOCK COMPENSATION

         In connection with the sale of common stock in private placements to Net2Phone and America Online (AOL), concurrent with the Company's initial public offering, the Company recorded deferred stock compensation within stockholders' equity of $5.4 million. This amount represents the difference between the price of the public offering of $20.00 per share and the price paid by Net2Phone and AOL of $12.46 per share. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered revenue-producing arrangements. In each quarterly reporting period, such amortization will be reflected as a reduction of revenues resulting from the arrangements; to the extent that the amortization exceeds such revenues, the residual will be reflected in operating expenses. For the three month period ended March 31, 2001, the Company recognized revenue from Net2Phone and AOL and, accordingly, the related amortization of $202,000 and $110,000, respectively, was recorded as a non-cash stock compensation charge which reduced revenue. Amortization of deferred stock compensation for Net2Phone and AOL of none and $141,000, respectively, which was in excess of revenue recognized during the quarter, was recorded as selling and marketing non-cash stock compensation expense.

6.       INTANGIBLE ASSETS

     The following table summarizes intangible assets (in thousands):

                                                        MARCH 31,          DECEMBER 31,
                                                  --------------------------------------
                                                          2001                2000
                                                  -----------------       --------------
Acquired intellectual property and
   collaborative rights.......................          $ 11,497            $ 11,497
Purchased technology..........................             5,653                  --
Goodwill......................................            13,381                  --
                                                  --------------        -------------
                                                          30,531              11,497
Less - accumulated amortization ..............             3,826               1,916
                                                  --------------        -------------
                                                        $ 26,705             $ 9,581
                                                  ==============        =============

         See note 3 "Acquisitions" for information on the intangible assets the Company acquired relating to its purchase of ETI.

         On June 5, 2000, the Company entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of the Company's common stock, the Company received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional technology development. In connection with this agreement, the Company recorded $11,497,000 of acquired intellectual property and collaborative rights, equal to the fair value of the common stock issued, which is being amortized over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights was $958,000 for the three months ended March 31, 2001 resulting in accumulated amortization of $2,874,000 at March 31, 2001.

7.       SEGMENT REPORTING

         The Company operates in a single segment and has no organizational structure dictated by product lines, geography or customer type.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, the adoption of SFAS No. 133 during the three months ending March 31, 2001 did not have an impact on its financial position or operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

         This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results over the balance of the year, regarding expense trends, cash positions and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Factors that could cause future results to differ materially from such expectations include: the timing of sales of the Company's products and services; market acceptance of the Company's speech-activated systems; the Company's reliance on a limited number of large orders for much of its revenue; uncertainties related to current economic conditions; the Company's ability to develop new products and services in the face of rapidly evolving technology; the Company's ability to effectively integrate any companies or technologies acquired; the uncertainties related to the Company's planned international operations; the Company's ability to manage growth of its business; the Company's ability to protect its intellectual property; the Company's reliance on resellers and original equipment manufacturers for a significant portion of its sales; the Company's ability to respond to competitive developments; and the Company's reliance on attracting, retaining and motivating key technical and management personnel. These and other risk factors are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. As a result of these and other factors, there can be no assurances that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

         In addition to these speech recognition solutions, we offer text-to-speech, or speech synthesis technology with our Speechify product. Using Speechify, portals and carriers can allow their callers to hear dynamically-generated text, such as e-mails and news updates, read to them by a computer in a natural-sounding voice.

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

RESULTS OF OPERATIONS

         The following table sets forth consolidated financial data for the periods indicated as a percentage of our total revenues.

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                      --------------------
                                                                                        2001       2000
                                                                                      ---------  ---------
Revenues:
   Product licenses.............................................................          55%        51%
   Professional services........................................................          39         43
   Other revenues...............................................................           9          6
   Non-cash stock compensation..................................................          (3)        --
                                                                                      ------      -----
   Total revenues...............................................................         100%       100%
                                                                                      ======      =====
Cost of revenue:
   Cost of product licenses.....................................................           1%         1%
   Cost of professional services-- non-cash stock compensation..................           1          2
                                -- all other expenses...........................          26         33
   Cost of other revenues.......................................................           7          3
    Amortization of purchased technology........................................           3         --
                                                                                      ------      -----
   Total cost of revenues.......................................................          38         39
                                                                                      ------      -----
      Gross profit..............................................................          62         61
                                                                                      ------      -----
Operating expenses:
   Selling and marketing-- non-cash stock compensation..........................          12          4
                        -- all other expenses...................................          57         75
   Research and development-- non-cash stock compensation.......................           1          1
                           -- all other expenses................................          30         35
   General and administrative-- non-cash stock compensation.....................           1          1
                             -- all other expenses..............................          50         65
   Amortization of intangible assets............................................          15         --
                                                                                      ------      -----
   Total operating expenses.....................................................         166        181
                                                                                      ------      -----
Loss from operations............................................................        (104)      (120)
Interest and other income (expense), net........................................          13         --
                                                                                      ------      -----
Net loss before income taxes....................................................         (91)      (120)
Provision for income taxes......................................................          --         --
                                                                                      ------      -----
Net loss........................................................................         (91)%     (120)%
                                                                                      ======      =====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         TOTAL REVENUES. Our total revenues, including non-cash stock compensation, increased by 118.2% to $11.1 million for the three month period ended March 31, 2001 from $5.1 million for the same period in 2000. Revenue from international sales increased by 43.3% to $1.0 million for the three month period ended March 31, 2001 from $718,000 in the same period in 2000. International sales revenues represented 9.3% and 14.1% of total revenues for the three months ended March 31, 2001 and 2000, respectively.

         REVENUE FROM PRODUCT LICENSES. Revenue from the licensing of proprietary software increased 133.7% to $6.1 million for the three month period ended March 31, 2001 from $2.6 million in the same period in 2000. This growth in product license revenue resulted from a growing market acceptance of our speech activated solutions by enterprises, carriers and portals, our expanded sales and marketing efforts, and the improved productivity of our distribution channels, primarily OEMs. We expect that revenue from product licenses will continue to represent more than 50% of our total revenue in the future.

         REVENUE FROM PROFESSIONAL SERVICES. Revenue from fees we receive for professional services increased 102.4% to $4.4 million in the three months ended March 31, 2001 from $2.2 million in the same period in 2000. The growth in revenue from professional services resulted primarily from the increased demand for custom speech applications from existing and new clients and the growing maintenance revenue from an expanding installed license base.

         OTHER REVENUES. Other revenues accounted for 8.6% of total revenue for the period ended March 31, 2001 and 6.3% of total revenue for the same period in 2000. The increase in other revenue is a result of several client requests to resell the hardware platform on which our software products run. We anticipate that other revenues will decline as a percentage of total revenue in the future.

         NON-CASH STOCK COMPENSATION OFFSET TO REVENUE. In connection with the sale of common stock in private placements to Net2Phone and America Online, Inc. ("AOL"), concurrent with our initial public offering, we recorded deferred stock compensation within stockholders' equity of $5.4 million. This amount represents the difference between the price of the public offering of $20.00 per share and the price paid by Net2Phone and AOL of $12.46 per share. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered revenue-producing arrangements. In each quarterly reporting period, such amortization will be reflected as a reduction of revenues resulting from the arrangements; to the extent that the amortization exceeds such revenues, the residual will be reflected in operating expenses. For the three month period ended March 31, 2001, we recognized revenue from Net2Phone and AOL and, accordingly, the related amortization of $202,000 and $110,000, respectively, was recorded as a non-cash stock compensation charge which reduced revenue. Amortization of deferred stock compensation for Net2Phone and AOL of none and $141,000, respectively, which was in excess of revenue recognized during the quarter was recorded as selling and marketing stock compensation expense.

         COST OF PRODUCT LICENSES REVENUES. Cost of product licenses revenue increased by 20.0% to $54,000 for the three months ended March 31, 2001 from $45,000 for the same period in 2000. This cost represented 1.0% of product license revenues for the three months ended March 31, 2001 and 1.7% for the same period in 2000. The decrease in the percentage of revenue reflects the decrease in the royalty rate owed to MIT based on achieving a cumulative product license sales milestone.

         COST OF PROFESSIONAL SERVICES REVENUE. Cost of professional services revenue increased 73.3% to $2.9 million for the three months ended March 31, 2001 from $1.7 million for the same period in 2000. The increase is due primarily to the hiring of additional project managers, developers, user interface designers, speech scientists and technical support staff to expand our professional services organization. This cost represented 67.2% of professional services revenue for the three months ended March 31, 2001 and 78.5% for the same period in 2000. The lower cost of professional services as a percentage of related revenue reflects more efficient delivery and a higher component of maintenance revenue.

         COST OF OTHER REVENUES. Cost of resold hardware and resold facilities management services increased 400.7% to $751,000 for the three months ended March 31, 2001 from $150,000 for the same period in 2000. The cost of other revenue as a percent of other revenue increased to 78.9% for the three months ended March 31, 2001 from 46.6% for the same period in 2000. This decrease in margin on other revenue reflects a narrowing of the available premium for reselling hardware and facilities management services.

         AMORTIZATION OF PURCHASED TECHNOLOGY. In connection with the acquisition of Eloquent Technology, Inc. ("ETI") on January 5, 2001, we acquired completed technology valued at $5.6 million which we are incorporating with our products and will continue to sell to third parties. During the three months ended March 31, 2001, amortization of purchased technology of $283,000 was recorded as a cost of revenue.

         TOTAL OPERATING EXPENSES. Our total operating expenses increased 100.1% to $18.4 million for the three months ended March 31, 2001 from $9.2 million for the same period in 2000. These increases occurred in all categories of operating expenses as we grew our organization. Total headcount grew to 384 as of March 31, 2001, compared to headcount of 211 as of March 31, 2000. As a percentage of total revenue, our operating expenses were 166.1% for the three months ended March 31, 2001 and 181.1% for the same period in 2000. Non-cash charges are also included for the three months ended March 31, 2001 and 2000 as noted below.

         SELLING AND MARKETING. Selling and marketing expenses consist primarily of salaries, commissions and related travel costs for selling and marketing personnel, along with spending on marketing activities, including advertisements, tradeshows, public relations activities and educational seminars. These expenses increased 66.4% to $6.3 million for the three months ended March 31, 2001 from $3.8 million for the same period in 2000. Selling and marketing expenses, as a percentage of revenue, was 56.9% for the three months ended March 31, 2001 and 74.6% for the same period in 2000. The overall increase in selling and marketing expenses resulted primarily from our investment in sales and marketing personnel and marketing programs. The number of sales personnel in North America increased from 26 to 70 and the number of employees in marketing increased from 15 to 33 at March 31, 2000 and March 31, 2001, respectively. In addition, the cost of engineers devoted to technical sales support, recorded as a selling expense, has increased steadily with increased sales.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of labor costs and related travel for personnel involved in new product development and enhancements. These expenses increased by 85.2% to $3.4 million for the three month period ended March 31, 2001 from $1.8 million for the same period in 2000. Research and development expenses as a percentage of revenue decreased to 30.2% for the three months ended March 31, 2001 from 35.6% for the same period in 2000. The overall increase was driven by the increased hiring of software developers, quality assurance and testing personnel and speech scientists to develop and enhance our products. The number of personnel involved in research and development increased to 112 at March 31, 2001 from 57 at March 31, 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of labor costs and related travel for personnel involved in supporting the financial, legal, recruiting and system administration infrastructure, all occupancy related and corporate overhead costs including costs associated with being a public company. These expenses increased 67.6% to $5.5 million for the three month period ended March 31, 2001 from $3.3 million for the same period in 2000. The increases was primarily due to additional infrastructure necessary to support our growing operations in the United States and internationally, an increase in professional services fees incurred to support our growth, increased recruiting costs, and the addition of executive management in North America and abroad to lead our growth.

         NON-CASH STOCK COMPENSATION. Non-cash stock compensation charges are being recorded as identified components of professional services costs, selling and marketing expenses, research and development expenses and general and administrative expenses. In connection with the grant of certain options to employees through June 30, 2000, we recorded deferred stock compensation within stockholders' equity of $10.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options. We recorded amortization of deferred stock compensation of $677,000 for the three months ended March 31, 2001 and $393,000 for the same period for 2000. We expect the amortization of deferred stock compensation relating to employee stock options to be approximately $2.7 million per year through 2002 and decreasing thereafter through 2004.

         Sales and marketing expenses--non-cash stock compensation charges in the three month period ending March 31, 2001 also includes non-cash stock compensation of $935,000 related to warrants issued to AOL, which is being recognized as expense over the related three-year marketing agreement. Additionally, sales and marketing expenses--non-cash stock compensation charges includes none and $141,000 of expense associated with common stock issued to Net2Phone and AOL, respectively, at below fair market value as further described above in revenue- non-cash stock compensation.

         AMORTIZATION OF INTANGIBLE ASSETS. On June 5, 2000, we entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of our common stock, we received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional technology development. In connection with this agreement we recorded $11.5 million for the acquired intellectual property and collaborative rights, equal to the fair value of the common stock issued, which is being amortized over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights for the three months ended March 31, 2001 was $958,000.

         In connection with the acquisition of ETI, we recorded $13.4 million of goodwill. For the three months ended, March 31, 2001, amortization of intangible assets also includes ETI related goodwill amortization expense of $669,000.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income was $1.5 million for the three months ended March 31, 2001 and $92,000 for the same period in 2000. Interest expense was $15,000 for the three months ended March 31, 2001 and $36,000 for the same period in 2000. The increase in interest income was due to higher cash balances available for investing during the three months ended March 31, 2001 as a result of the initial public offering proceeds. The decrease in interest expense is primarily due to decreases in debt payable under our line of credit and capital equipment leases. Other expenses include other non-operating costs such as foreign currency transaction gains and losses.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through July 31, 2000, we funded our operations primarily through private placements of convertible preferred stock totaling $60.0 million and, to a lesser extent, through bank borrowings and capital equipment lease financing. In August 2000, we raised approximately $109.0 million through completion of our initial public offering of common stock and the concurrent private placement of common stock with AOL and Net2Phone. As of March 31, 2001, we had cash and cash equivalents of $85.8 million, marketable securities of $12.3 million and $515,000 available under our revolving line of credit, which expires on May 31, 2001. Our operating activities resulted in net cash outflows of $8.7 million for the three months ended March 31, 2001 and $5.1 million for the same period in 2000. The operating cash outflows for these periods resulted primarily from our significant investment in research and development, sales and marketing and infrastructure.

         During the three month period ended March 31, 2001 our investing activities included the payment of $5.4 million for the acquisition of ETI including acquisition-related costs incurred. Other investing activities for the period ended March 31, 2001 included the purchase and redemption of maturing marketable securities of $9.2 million and $11.3 million, respectively. Capital expenditures for property and equipment were $1.3 million for the three month period ended March 31, 2001 and $1.2 million for the same period in 2000. Our capital expenditures for the three month period ended March 31, 2001 included building our infrastructure and expanding operations into new locations in the United States, Canada, and the United Kingdom. These capital expenditures have consisted primarily of computer hardware, software and furniture and fixtures for our growing employee base. Total investing activities used cash of $6.7 million, excluding marketable securities investments which generated $2.1 million, for the three month period ended March 31, 2001 and used cash of $1.2 million for the same period in 2000.

         We had an equipment line of credit which we converted into a term loan in the amount of $1.5 million. The term loan bears interest at an annual rate of prime plus 0.75% (8.0% at March 31, 2001), and principal and interest under the term loan are payable in 36 monthly installments through September 2002. As of March 31, 2001, $667,000 was outstanding under this facility.

         Our financing activities generated cash of $538,000 for the three months ended March 31, 2001 and used $134,000 for the same period in 2000. The issuance of common stock through stock option exercises generated net proceeds of $663,000 and $122,000, for the three months ending March 31, 2001 and 2000, respectively. Repayment of bank borrowings and capital leases was $125,000 and $256,000 during the quarter ended March 31, 2001 and 2000, respectively.

         We believe that our existing cash and cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event we require additional financing, we believe that we would be able to obtain such funding, however, there can be no assurances that we would be successful in doing so or that we could do so on terms favorable to us.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, the adoption of SFAS No. 133 during the three months ending March 31, 2001 did not have an impact on its financial position or operating results.

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

PART II. OTHER INFORMATION

ITEMS 1, 3, 4, AND 5. NOT APPLICABLE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 6, 2001, the Company issued to InterVoice-Brite, Inc.
("InterVoice-Brite ") 690,052 shares of common stock pursuant to a cashless exercise of a warrant issued to InterVoice-Brite in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On January 24, 2001, the Company issued to Highgate Ventures I, L.P. ("Highgate") 37,020 shares of common stock pursuant to a cashless exercise of a warrant issued to Highgate in a transaction exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act.

On January 5, 2001, the Company completed an acquisition of all the issued and outstanding capital stock of Eloquent Technology, Inc. and in consideration therefor issued 299,873 shares of common stock, valued at $13.5 million to Dr. Susan Hertz, the sole shareholder of Eloquent Technology, Inc. in a private placement exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act.

On August 4, 2000, the Company completed its initial public offering of 5,462,500 shares of common stock. The offering raised approximately $100 million, net of offering expenses, for the Company. On July 31, 2000, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-35164) effective. The following chart illustrates the Company's use of the net proceeds from its initial public offering to date:

         Purchase and installation of machinery and equipment ..........       $    0
         Acquisition and related transaction costs of other business ...    5,377,000
         Repayment of indebtedness .....................................            0
         Working capital ...............................................            0
         Temporary investments:
                Cash, cash equivalents and marketable securities .......   92,948,000
         All other purposes ............................................            0

The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the Registration Statement on Form S-1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit 10.1   Fifth Amendment to the Fourth Amended and Restated Registration
               Rights Agreement, dated as of January 5, 2001, among the Registrant and the investors party thereto

Exhibit 99     Forward-Looking Information, incorporated herein by reference to
               Exhibit 99 to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, filed on March 16, 2001

(b) REPORTS ON FORM 8-K

         On January 19, 2001, the Company filed a report on Form 8-K announcing its completion of a previously announced acquisition of all the issued and outstanding capital stock of Eloquent Technology, Inc. pursuant to an Agreement and Plan of Merger dated as of December 19, 2000.

         On March 20, 2001, the Company filed a report on Form 8-K amending the report on Form 8-K filed on January 19, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SPEECHWORKS INTERNATIONAL, INC.

Date: May 14, 2001                 By: /s/ Richard J. Westelman
                                      -----------------------------------------
                                   Richard J. Westelman
                                   Chief Financial Officer

                SPEECHWORKS INTERNATIONAL, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT

Exhibit 10.1      Fifth Amendment to the Fourth Amended and Restated
                  Registration Rights Agreement, dated as of January 5, 2001, among the Registrant and the investors party thereto

Exhibit 99 Forward-Looking Information, incorporated herein by reference to Exhibit 99 to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, filed on March 16, 2001