Form 10-Q
period 2001-06-30
SPEECHWORKS INTERNATIONAL INC
filed 2001-08-14
CIK 1111345

================================================================================

                                  -----------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     As of August 7, 2001, the registrant had 32,100,733 shares of common stock, par value $0.001 per share, outstanding.

================================================================================

                 SPEECHWORKS INTERNATIONAL, INC. & SUBSIDIARIES

                                      INDEX

                                                                                                          Page No.
Part I--Financial Information (unaudited)

     Item 1.     Consolidated Balance Sheet as of June 30, 2001 and December 31, 2000.....................    1

                 Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2001
                 and 2000.................................................................................    2

                 Consolidated Statement of Cash Flows for the Six Months Ended
                 June 30, 2001 and 2000...................................................................    3

                 Notes to Consolidated Financial Statements...............................................    4

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations...............................................................................    8

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk ..............................   14

Part II--Other Information................................................................................   14

     Item 2.     Changes in Securities and Use of Proceeds................................................   14

     Item 4.     Submission of Matters to a Vote of Security Holders......................................   15

     Item 6.     Exhibits and Reports on Form 8-K.........................................................   15

Signatures................................................................................................   16

Exhibit Index.............................................................................................   17

                         SPEECHWORKS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                               June 30,      December 31,
                                                                                                ---------       ---------
                                                                                                   2001            2000
                                                                                                ---------       ---------
                                                                                               (unaudited)
                                                                                                 (in thousands, except
                                                                                                   share information)
ASSETS
Current assets:
   Cash and cash equivalents ................................................................   $  58,400       $  99,203
   Marketable securities ....................................................................      32,786          14,370
   Accounts receivable, net of allowance for doubtful accounts of $796 and $600,
      respectively...........................................................................      11,342          12,502
   Prepaid expenses and other current assets ................................................       2,688           2,488
                                                                                                ---------       ---------
      Total current assets ..................................................................     105,216         128,563
Fixed assets, net ...........................................................................       5,991           5,337
Intangible assets, net ......................................................................      24,798           9,581
Other assets ................................................................................         872             893
                                                                                                ---------       ---------
      Total assets ..........................................................................   $ 136,877       $ 144,374
                                                                                                =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................................   $     974       $     640
   Accrued compensation .....................................................................       2,948           4,639
   Accrued expenses .........................................................................       2,562           2,991
   Deferred revenue .........................................................................       3,393           3,873
   Current portion of long-term debt ........................................................         472             500
                                                                                                ---------       ---------
      Total current liabilities .............................................................      10,349          12,643
Long-term debt, net of current portion ......................................................          69             292
                                                                                                ---------       ---------
      Total liabilities .....................................................................      10,418          12,935
                                                                                                ---------       ---------
Stockholders' equity:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and
      outstanding ...........................................................................          --              --

   Common stock, $0.001 par value; 100,000,000 shares authorized; 32,076,266 and
     30,583,333 shares issued and outstanding, respectively .................................          32              31
   Additional paid-in capital ...............................................................     233,792         219,519
   Deferred stock compensation ..............................................................     (18,020)        (22,151)
   Accumulated other comprehensive loss .....................................................         (48)             (8)
   Accumulated deficit ......................................................................     (89,297)        (65,952)
                                                                                                ---------       ---------
      Total stockholders' equity ............................................................     126,459         131,439
                                                                                                ---------       ---------
      Total liabilities and stockholders' equity ............................................   $ 136,877       $ 144,374
                                                                                                =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                         SPEECHWORKS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                           Three Months              Six Months
                                                                           Ended June 30,           Ended June 30,
                                                                        ---------------------   ---------------------
                                                                         2001         2000        2001         2000
                                                                        ---------   ---------   ---------   ---------
                                                                            (in thousands, except per share data)
Revenues:
   Product licenses .................................................   $  5,806    $  2,776    $ 11,898    $  5,383
   Professional services ............................................      3,673       2,364       8,041       4,522
   Other revenues ...................................................        899         892       1,851       1,214
   Non-cash stock compensation ......................................       (229)       --          (541)       --
                                                                        ---------   ---------   ---------   ---------
      Total revenues ................................................     10,149       6,032      21,249      11,119
                                                                        ---------   ---------   ---------   ---------

Cost of revenues:
   Cost of product licenses .........................................         73          66         127         111
   Cost of professional services -- non-cash stock compensation .....        154         135         308         228
                                 -- all other expenses ..............      2,575       1,856       5,510       3,550
   Cost of other revenues ...........................................        752         659       1,503         809
   Amortization of purchased technology .............................        283        --           566        --
                                                                        ---------   ---------   ---------   ---------
      Total cost of revenues ........................................      3,837       2,716       8,014       4,698
                                                                        ---------   ---------   ---------   ---------
Gross profit ........................................................      6,312       3,316      13,235       6,421
                                                                        ---------   ---------   ---------   ---------
Operating expenses:
   Selling and marketing -- non-cash stock compensation .............      1,436         259       2,789         452
                         -- all other expenses ......................      6,959       4,478      13,272       8,272
   Research and development -- non-cash stock compensation ..........        140         120         280         192
                            -- all other expenses ...................      3,865       2,006       7,217       3,816
   General and administrative -- non-cash stock compensation ........        106         150         212         185
                              -- all other expenses .................      6,389       3,652      11,932       6,960
   Amortization of intangible assets ................................      1,627        --         3,254        --
                                                                        ---------   ---------   ---------   ---------
      Total operating expenses ......................................     20,522      10,665      38,956      19,877
                                                                        ---------   ---------   ---------   ---------
Loss from operations ................................................    (14,210)     (7,349)    (25,721)    (13,456)
Interest income .....................................................      1,051         252       2,555         344
Interest expense ....................................................        (13)        (40)        (28)        (76)
Other expenses, net .................................................       (141)       (115)       (171)       (163)
                                                                        ---------   ---------   ---------   ---------
Net loss before income taxes ........................................    (13,313)     (7,252)    (23,365)    (13,351)
Benefit from income taxes ...........................................        (45)       --           (19)       --
                                                                        ---------   ---------   ---------   ---------
Net loss ............................................................    (13,268)     (7,252)    (23,346)    (13,351)
Accretion and deemed dividend on redeemable convertible preferred
   stock ............................................................       --        (6,055)       --        (6,655)
                                                                        ---------   ---------   ---------   ---------

Net loss attributable to common stockholders ........................   $(13,268)   $(13,307)   $(23,346)   $(20,006)
                                                                        =========   =========   =========   =========
Basic and diluted net loss per common share .........................   $  (0.41)   $  (2.12)   $  (0.74)   $  (3.36)
Shares used in computing basic and diluted net loss per
   common share .....................................................     32,031       6,281      31,721       5,963


The accompanying notes are an integral part of these consolidated financial statements.

                         SPEECHWORKS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                            ------------------------
                                                                              2001           2000
                                                                            ---------      ---------
                                                                                (in thousands)
Cash flows from operating activities:
Net loss ................................................................   $(23,346)      $(13,351)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ........................................      1,462            840
   Amortization of intangible assets ....................................      3,820           --
   Stock compensation expense ...........................................      4,130          1,057
   Provision for doubtful accounts ......................................        196             90
Changes in operating assets and liabilities, net of effect of acquisition:
   Accounts receivable ..................................................        964         (4,565)
   Prepaid expenses and other current assets ............................       (200)        (1,239)
   Other assets .........................................................         23             53
   Accounts payable .....................................................        334            493
   Accrued compensation .................................................     (1,771)         1,223
   Accrued other expenses ...............................................       (573)             9
   Deferred revenue .....................................................       (480)         2,321
                                                                            ---------      ---------
        Net cash used in operating activities ...........................    (15,441)       (13,069)
                                                                            ---------      ---------
Cash flows from investing activities:
   Purchases of fixed assets ............................................     (2,096)        (2,028)
   Cash paid to acquire business including acquisition costs, net of
      cash acquired .....................................................     (5,379)          --
   Purchases of marketable securities ...................................    (41,730)          --
   Maturities of marketable securities ..................................     23,316             39
                                                                            ---------      ---------
        Net cash used in investing activities ...........................    (25,889)        (1,989)
                                                                            ---------      ---------
Cash flows from financing activities:
   Principal payments on capital lease obligations ......................       --             (144)
   Principal payments on notes payable ..................................       (251)          (291)
   Proceeds from issuance of preferred stock, net of issuance costs .....       --           19,930
   Proceeds from exercise of common stock options and warrants ..........        824            299
                                                                            ---------      ---------
        Net cash provided by financing activities .......................        573         19,794
                                                                            ---------      ---------
   Effects of changes in exchange rates on cash .........................        (46)          --
                                                                            ---------      ---------
        Net (decrease) increase in cash and cash equivalents ............    (40,803)         4,736
Cash and cash equivalents, beginning of period ..........................     99,203         11,474
                                                                            ---------      ---------
Cash and cash equivalents, end of period ................................   $ 58,400       $ 16,210
                                                                            =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                         SPEECHWORKS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The unaudited consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 contained in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     The following table sets forth the potential common stock excluded from the calculation of diluted net loss per share:

                                                            Three months ended           Six months ended
                                                                June 30,                    June 30,
                                                         ------------------------    ------------------------
                                                             2001          2000          2001         2000
                                                         ----------   -----------    ----------   -----------
      Options to purchase common stock...............     6,806,652     5,564,526     6,806,652     5,564,526
      Warrants to purchase common stock..............       255,141       829,257       255,141       818,247
      Redeemable convertible preferred stock.........            --    16,107,559            --    14,989,018
                                                         ----------   -----------    ----------   -----------
                                                          7,061,793    22,501,342     7,061,793    21,371,791
                                                         ==========   ===========    ==========   ===========


     The pro forma net loss per common share for the three and six months ended June 30, 2001 and 2000 is calculated assuming the automatic conversion of all preferred stock outstanding had occurred as of the beginning of the period or as of the date of issuance of the preferred stock, if later. Therefore, accretion and deemed dividends on the redeemable convertible preferred stock are excluded from the calculation of pro forma net loss per common share.

     The following table presents the calculation of basic and pro forma net loss per common share (in thousands, except per share amounts):

                                                                          Three months ended     Six months ended
                                                                               June 30,                June 30,
                                                                        --------------------    --------------------
                                                                           2001        2000        2001         2000
                                                                        ---------   ---------   ---------   ---------
Net loss ............................................................   $(13,268)   $ (7,252)   $(23,346)   $(13,351)
Accretion and deemed dividends on redeemable convertible preferred
   stock ............................................................       --        (6,055)       --        (6,655)
                                                                        ---------   ---------   ---------   ---------

Net loss attributable to common stockholders ........................   $(13,268)   $(13,307)   $(23,346)   $(20,006)
                                                                        =========   =========   =========   =========

Weighted average shares used in computing basic and diluted net loss
   per common share .................................................     32,031       6,281      31,721       5,963
Basic and diluted net loss per common share .........................   $  (0.41)   $  (2.12)   $  (0.74)   $  (3.36)

Pro forma:
Net loss ............................................................   $(13,268)   $ (7,252)   $(23,346)   $(13,351)
                                                                        =========   =========   =========   =========

Shares used above ...................................................     32,031       6,281      31,721       5,963
Pro forma adjustment to reflect the weighted average effect of
   assumed conversion of redeemable convertible preferred stock......       --        16,107        --        14,989
                                                                        ---------   ---------   ---------   ---------
Weighted average shares used in computing pro forma basic and diluted
   net loss per common share ........................................     32,031      22,388      31,721      20,952
Pro forma basic and diluted net loss per common share ...............   $  (0.41)   $  (0.32)   $  (0.74)   $  (0.64)


3.   Comprehensive Loss

     For the three and six months ended June 30, 2001, total comprehensive loss was as follows:


                                               Three months     Six months ended
                                              ended June 30,      June 30, 2001
                                              --------------      -------------
                                                  2001               2001
                                                  ----               ----

Net loss                                        $(13,268)          $(23,346)

Other comprehensive income (loss):
Unrealized gain on investments                         7                 10
Foreign currency translation adjustment              (15)               (58)
                                                --------           --------

Total other comprehensive loss                        (8)               (48)
                                                --------           --------

Total comprehensive loss                        $(13,276)          $(23,394)
                                                ========           ========


     For the three and six months ended ended June 30, 2000, the Company did not have any items qualifying as other comprehensive income (loss); accordingly, comprehensive loss equaled net loss.

4.   Acquisitions

     On January 5, 2001, the Company acquired all of the outstanding capital stock of Eloquent Technology, Inc. ("ETI"), a supplier of speech synthesis, or text-to-speech technology. In connection with the acquisition, the Company paid $5.25 million in cash and issued 299,873 shares of its common stock valued at $13.5 million. Additionally, the Company incurred acquisition-related costs of $132,000, which are included in the total purchase price for accounting purposes. The acquisition was accounted for using the purchase method of accounting. Accordingly, the fair market values of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the acquisition date, and the results of operations of ETI have been included in the Company's financial statements thereafter. The purchase price of $18.8 million has been allocated to net tangible assets and liabilities acquired of ($196,000), completed technology of $5.6 million and goodwill of $13.4 million. Goodwill represents the amount by which the total purchase price exceeded the fair value of acquired net tangible and intangible assets on the acquisition date. The intangible assets are being amortized on a straight-line basis through December 2005, resulting in amortization expense during the three month period ended June 30, 2001 of $669,000 for goodwill and $283,000 for completed technology, and for the six month period ended June 30, 2001 of $1,338,000 for goodwill and $566,000 for completed technology.

The Company's pro forma statement of operations for periods prior to the acquisition reflecting the Company and ETI on a combined basis would not differ materially from the Company's reported results.

In connection with this acquisition, the Company assumed the terms of a development and royalty agreement between ETI and IBM. Under this agreement, IBM funded development of certain of ETI's products, and the Company is obligated to pay royalties of between 10% and 12% of revenue received from such funded products. Total maximum royalties payable under the term of this agreement are $5.0 million.


5.   Deferred Stock Compensation

     In connection with the sale of common stock in private placements to America Online (AOL) and Net2Phone, concurrent with the Company's initial public offering, the Company recorded deferred stock compensation within stockholders' equity of $5.4 million. This amount represents the difference between the price of the common stock of the Company sold in the public offering of $20.00 per share and the $12.46 per share price paid by AOL and Net2Phone. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered revenue-producing arrangements. In each quarterly reporting period, such amortization will be reflected as a reduction of revenues from AOL and Net2Phone; to the extent that the amortization exceeds such revenues, the residual will be reflected in operating expenses as selling and marketing non-cash stock compensation expense. The Company recognized revenue from AOL and Net2Phone for the three and six month periods ended June 30, 2001 and, accordingly, the related amortization of $229,000 and $541,000, respectively, was recorded as a non-cash stock compensation charge which reduced revenue. Amortization of deferred stock compensation for AOL and Net2Phone for the three and six month periods ended June 30, 2001 of $224,000 and $367,000, respectively, which was in excess of revenue recognized, was recorded as selling and marketing non-cash stock compensation expense.

6.   Intangible Assets

     The following table summarizes intangible assets (in thousands):

                                                                   June 30,        December 31,
                                                                ------------       -----------
                                                                      2001              2000
                                                                ------------       -----------
Acquired intellectual property and collaborative rights....        $ 11,497          $ 11,497
Purchased technology.......................................           5,653                --
Goodwill...................................................          13,383                --
                                                                ------------       -----------
                                                                     30,533            11,497
Less - accumulated amortization ...........................           5,735             1,916
                                                                ------------       -----------
                                                                   $ 24,798           $ 9,581
                                                                ============       ===========


     See note 4 "Acquisitions" for information on the intangible assets the Company acquired relating to its purchase of ETI.

     On June 5, 2000, the Company entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of the Company's common stock, the Company received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional technology development. In connection with this agreement, the Company recorded $11,497,000 of acquired intellectual property and collaborative rights, equal to the fair value of the common stock issued, which is being amortized over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights was $958,000 and $1,916,000 for the three and six month periods ended June 30, 2001, respectively, resulting in accumulated amortization of $3,832,000 at June 30, 2001.

7.   Segment Reporting

     The Company operates in a single segment and has no organizational structure dictated by product lines, geography or customer type.

8.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10Q. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

     This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results over the balance of the year, regarding expense trends, cash positions and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Important factors that could cause future results to differ materially from such expectations include: the timing of sales of the Company's products and services; market acceptance of the Company's speech-activated systems; the Company's reliance on a limited number of large orders for much of its revenue; uncertainties related to current economic conditions; the Company's ability to develop new products and services in the face of rapidly evolving technology; the Company's ability to effectively integrate operations of any acquired company; the uncertainties related to the Company's planned international operations; the Company's ability to manage growth of its business; the Company's ability to protect its intellectual property; the Company's reliance on resellers and original equipment manufacturers for a significant portion of its sales; the Company's ability to respond to competitive developments; and the Company's reliance on attracting, retaining and motivating key technical and management personnel. These and other important factors are detailed in the Company's filings with the Securities and Exchange Commission. As a result of these and other important factors, there can be no assurances that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

     We currently offer two speech recognition solutions for over-the-telephone applications, the SpeechWorks 6.5 platform and our OpenSpeech product line. SpeechWorks 6.5 is a comprehensive set of software tools and core speech recognition technologies that can be used to build state-of-the-art, speech-activated services. With our SpeechWorks 6.5 platform, companies can quickly design and deploy speech-activated applications, in multiple languages, that enable their customers to buy travel tickets, trade stocks, update account information, get health care referrals, update account records, send messages and conduct a myriad of other transactions that extend web-based e-business to any telephone.

     The OpenSpeech product line is optimized for VoiceXML, the new industry standard for speech. Benefits include: open, standards-based architecture for ease of integration and investment protection, VoiceXML support and performance and accuracy enhancements, particularly in wireless environments.

     SpeechSite, a packaged application based on the SpeechWorks 6.5 platform, brings the web model of self-service to the telephone. SpeechSite answers and directs telephone calls and delivers company information. Like a website, SpeechSite can link to other services and deliver various types of information to callers. However, SpeechSite uses a spoken interface rather than a visual browser.

     In addition to these speech recognition solutions, we offer two text-to-speech, or speech synthesis technologies with our Speechify and ETI-Eloquence products. Using Speechify or ETI-Eloquence, portals and carriers can allow their callers to hear dynamically-generated text, such as e-mails and news updates, read to them by a computer in a natural-sounding voice.

     SpeechSecure is a speaker verification technology that provides enhanced security and convenience to callers who access personal information and conduct commerce over the telephone. The product recognizes and verifies an ID or account number as a caller speaks, eliminating the need to remember a separate password.

     We complement all of our products with a professional services organization that offers a range of services including application development, user-interface design consulting, project management, post-contract support and training. We offer these services to shorten our customers time-to-market, reduce project implementation risk and improve our clients' competitive position. We believe that our ability to successfully deliver an integrated solution to our clients that includes both software and professional services provides us with an important competitive advantage.

     We also resell hardware products made by third parties, including products such as voice-processing equipment that run our software, as well as facilities management services that are provided by third-party call centers. We only resell hardware or facilities management services when clients expressly request that we do so and therefore, such revenue is considered other revenue.

Results of Operations

     The following table sets forth consolidated financial data for the periods indicated as a percentage of our total revenues.

                                                                                     Three months ended       Six months ended
                                                                                          June 30,                 June 30,
                                                                                     2001        2000         2001         2000
                                                                                  -----------------------   -----------------------
Revenues:
   Product licenses ............................................................         57%          46%          56%          48%
   Professional services .......................................................         36           39           38           41
   Other revenues ..............................................................          9           15            9           11
   Non-cash stock compensation .................................................         (2)          --           (3)          --
                                                                                  ----------   ----------   ----------   ----------
   Total revenues ..............................................................        100%         100%         100%         100%
                                                                                  ==========   ==========   ==========   ==========
Cost of revenues:
   Cost of product licenses ....................................................          1%           1%           1%           1%
   Cost of professional services -- non-cash stock compensation ................          2            2            1            2
                                 -- all other expenses .........................         25           31           26           32
   Cost of other revenues ......................................................          7           11            7            7
    Amortization of purchased technology .......................................          3           --            3           --
                                                                                  ----------   ----------   ----------   ----------
   Total cost of revenues ......................................................         38           45           38           42
                                                                                  ----------   ----------   ----------   ----------
      Gross profit .............................................................         62           55           62           58
                                                                                  ----------   ----------   ----------   ----------
Operating expenses:
   Selling and marketing -- non-cash stock compensation ........................         14            4           13            4
                         -- all other expenses .................................         69           74           63           74
   Research and development -- non-cash stock compensation .....................          1            2            1            2
                            -- all other expenses ..............................         38           34           34           34
   General and administrative -- non-cash stock compensation ...................          1            2            1            2
                              -- all other expenses ............................         63           61           56           63
   Amortization of intangible assets ...........................................         16           --           15           --
                                                                                  ----------   ----------   ----------   ----------
   Total operating expenses ....................................................        202          177          183          179
                                                                                  ----------   ----------   ----------   ----------
Loss from operations ...........................................................       (140)        (122)        (121)        (121)
Interest and other income, net .................................................          9            2           11            1
                                                                                  ----------   ----------   ----------   ----------
Net loss before income taxes ...................................................       (131)        (120)        (110)        (120)
Benefit from income taxes ......................................................         --           --           --           --
                                                                                  ----------   ----------   ----------   ----------
Net loss .......................................................................       (131)%       (120)%       (110)%       (120)%

                                                                                  ==========   ==========   ==========   ==========

Comparison of the Three and Six Months Ended June 30, 2001 and 2000

     Total revenues. Our total revenues, including non-cash stock compensation, increased by 68.3% to $10.1 million for the three month period ended June 30, 2001 from $6.0 million for the same period in 2000. For the six month period ended June 30, 2001 our total revenues, including non-cash stock compensation, increased 91.1% to $21.2 million from $11.1 million for the same period last year. International revenues increased by 31.1% to $1.3 million for the three month period ended June 30, 2001 from $1.0 million in the same period in 2000. For the six month period ended June 30, 2001, our international revenues increased 35.3% to $2.3 million from $1.7 million for the same period last year. International revenues represented 13.2% and 16.9% of total revenues for the three months ended June 30, 2001 and 2000, respectively, and represented 10.8% and 15.3% of total revenues for the six months ended June 30, 2001 and 2000, respectively.

     Revenues from product licenses. Revenues from the licensing of proprietary software increased 109.1% to $5.8 million for the three month period ended June 30, 2001 from $2.8 million in the same period in 2000. For the six month period ended June 30, 2001, revenues from product licenses increased 121.0% to $11.9 million from $5.4 million in the same period in 2000. This growth in product license revenues resulted from a growing market acceptance of our speech activated solutions by enterprises, carriers and portals, our expanded sales and marketing efforts, and the improved productivity of our distribution channels, primarily OEMs. We expect that revenues from product licenses will continue to represent more than 50% of our total revenues in the future.

     Revenues from professional services. Revenues from fees we receive for professional services increased 55.4% to $3.7 million in the three months ended June 30, 2001 from $2.4 million in the same period in 2000. For the six month period ended June 30, 2001, revenues from professional services increased 77.8% to $8.0 million from $4.5 million in the same period in 2000. The growth in revenues from professional services resulted primarily from the increased demand for custom speech applications from existing and new clients and the increased maintenance revenues from an expanding installed license base.

     Other revenues. Other revenue was $900,000 for the three month period ended June 30, 2001 and 2000. For the six month period ended June 30, 2001 other revenues totaled $1.8 million, and $1.2 million for the same period in 2000. Other revenues accounted for 8.9% of total revenues for the three month period ended June 30, 2001 and 14.8% of total revenues for the same period in 2000. For the six month period ended June 30, 2001, other revenues accounted for 8.7% of total revenues and 10.9% of total revenues for the same period in 2000. The decrease in other revenues as a percentage of total revenues is a result of fewer clients requesting to purchase their hardware platform from us on which our software products run. We anticipate that other revenues will continue to decline as a percentage of total revenues in the future.

     Non-cash stock compensation offset to revenue. In connection with the sale of common stock in private placements to America Online (AOL) and Net2Phone, concurrent with our initial public offering, the Company recorded deferred stock compensation, within stockholders' equity, of $5.4 million. This amount represents the difference between the price of the common stock of the Company sold in the public offering of $20.00 per share and the $12.46 per share price paid by AOL and Net2Phone. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered revenue-producing arrangements. In each quarterly reporting period, such amortization will be reflected as a reduction of revenues from AOL and Net2Phone; to the extent that the amortization exceeds such revenues, the residual will be reflected in operating expenses as selling and marketing non-cash stock compensation expense. The Company recognized revenue from AOL and Net2Phone for the three and six month periods ended June 30, 2001 and, accordingly, the related amortization of $229,000 and $541,000, respectively, was recorded as a non-cash stock compensation charge which reduced revenue. Amortization of deferred stock compensation for AOL and Net2Phone for the three and six month periods ended June 30, 2001, of $224,000 and $367,000, respectively, which was in excess of revenue recognized, was recorded as selling and marketing non-cash stock compensation expense.

     Cost of product licenses revenues. Cost of product licenses revenues increased by 10.6% to $73,000 for the three months ended June 30, 2001 from $66,000 for the same period in 2000. For the six-month period ended June 30, 2001, the cost of product licenses revenues increased 14.4% to $127,000 from $111,000 for the same period in 2000. This cost represented 1.3% and 2.4% of product licenses revenues for the three months ended June 30, 2001 and 2000, respectively, and 1.1% and 2.1% of product licenses revenues for the six months ended June 30, 2001 and 2000, respectively. The increase in cost of product licenses revenues results from increased sale of product licenses, while the decrease in the percentage of related revenues reflects the decrease in the royalty rate owed to MIT based on achieving a cumulative product license sales milestone. We expect the royalty rate owed to MIT to remain at its current level until the next cumulative product sales milestone is achieved.

     Cost of professional services revenues. Cost of professional services revenues increased 38.7% to $2.6 million for the three months ended June 30, 2001 from $1.9 million for the same period in 2000. For the six months ended June 30, 2001, cost of professional services revenues increased 55.2% to $5.5 million from $3.6 million for the same period in 2000. The increase was due primarily to the hiring of additional project managers, developers, user interface designers, speech scientists and technical support staff to expand our professional services organization. This cost represented 70.1% and 78.5% of professional services revenues for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, this cost represented 68.5% and 78.5% of professional services revenues, respectively. The lower cost of professional services as a percentage of related revenues reflects more efficient delivery and a higher component of maintenance revenue which have higher margins.

     Cost of other revenues. Cost of other revenues increased 14.1% to $752,000 for the three months ended June 30, 2001 from $659,000 for the same period in 2000. For the six months ended June 30, 2001, cost of other revenues increased 85.8% to $1.5 million from $809,000 for the same period in 2000. The cost of other revenues as a percentage of other revenues increased to 83.6% for the three months ended June 30, 2001 from 73.9% for the same period in 2000. For the six months ended June 30, 2001 cost of other revenues as a percentage of other revenues increased to 81.2% from 66.6% for the same period in 2000. This increase in cost of other revenues as a percentage of related revenues reflects a narrowing of the available premium for reselling hardware and facilities management services.

     Amortization of purchased technology. In connection with our acquisition of ETI on January 5, 2001, we acquired completed technology valued at $5.6 million, which we are incorporating with our products and will continue to sell to third parties. During the three and six months ended June 30, 2001, amortization of purchased technology of $283,000 and $566,000, respectively, was recorded as a cost of revenues.

     Total operating expenses. Our total operating expenses increased 92.4% to $20.5 million for the three months ended June 30, 2001 from $10.7 million for the same period in 2000. For the six months ended June 30, 2001, operating expenses increased 96.0% to $39.0 million from $19.9 million for the same period in 2000. These increases occurred in all categories of operating expenses as we grew our organization. Total headcount grew to 400 as of June 30, 2001, compared to headcount of 250 as of June 30, 2000. As a percentage of total revenues, our operating expenses were 202.2% for the three months ended June 30, 2001 and 176.8% for the same period in 2000. For the six month period ended June 30, 2001, operating expenses were 183.3% percent of total revenues compared to 178.8% for the same period in 2000. Total operating expenses include certain non-cash charges which are also included for the three and six months ended June 30, 2001 and 2000 as discussed below.

     Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and related travel costs for selling and marketing personnel, along with spending on marketing activities, including advertisements, tradeshows, public relations activities and educational seminars. These expenses increased 55.4% to $7.0 million for the three months ended June 30, 2001 from $4.5 million for the same period in 2000. For the six month period ended June 30, 2001, selling and marketing expenses increased 60.4% to $13.3 million from $8.3 million for the same period in 2000. Selling and marketing expenses, as a percentage of total revenues, were 68.6% for the three months ended June 30, 2001 and 74.2% for the same period in 2000. For the six month period ended June 30, 2001, these expenses as a percentage of total revenues were 62.5% compared to 74.4% for the same period in 2000. The absolute dollar increases in selling and marketing expenses resulted primarily from our investment in sales and marketing personnel and marketing programs. The number of sales personnel in North America increased from 41 to 74, and the number of employees in marketing increased from 20 to 33 at June 30, 2000 and 2001, respectively. In addition, the cost of engineers devoted to technical sales support, recorded as a selling expense, has increased steadily as more sales engineers have been added to support the growth in the sales organization.

     Research and development. Research and development expenses consist primarily of labor costs and related travel for personnel involved in new product development and enhancements and the cost of outside consultants used for certain development projects. These expenses increased by 92.7% to $3.9 million for the three month period ended June 30, 2001 from $2.0 million for the same period in 2000. For the six months ended June 30, 2001, research and development expenses increased 89.1% to $7.2 million from $3.8 million for the same period of 2000. Research and development expenses as a percentage of total revenues increased to 38.1% for the three months ended June 30, 2001 from 33.3% for the same period in 2000. For the six month period ended June 30, 2001, these expenses as a percentage of total revenues decreased to 34.0% from 34.3% for the same period in 2000. The overall increase was driven by the increased hiring of software developers, quality assurance and testing personnel and speech scientists to develop and enhance our products and the increased usage of outside consultants on certain development projects. The number of personnel involved in research and development increased from 68 at June 30, 2000 to 121 at June 30, 2001.

     General and administrative. General and administrative expenses consist of labor costs and related travel for personnel involved in supporting the financial, legal, recruiting and system administration infrastructure, all occupancy related and corporate overhead costs including costs associated with being a public company. These expenses increased 74.9% to $6.4 million for the three month period ended June 30, 2001 from $3.7 million for the same period in 2000. For the six month period ended June 30, 2001, general and administrative expenses increased 71.4% to $11.9 million from $7.0 million for the same period in 2000. General and administrative expenses as a percentage of total revenues increased to 63% for the three months ended June 30, 2001 from 60.5% for the same period in 2000. For the six months period ended June 30, 2001, these expenses as a percentage of total revenues decreased to 56.2% from 62.3% for the same period in 2000. The absolute dollar increase was primarily due to additional infrastructure necessary to support our growing operations, an increase in professional services fees incurred to support our growth, increased recruiting costs, and the addition of executive management.

     Non-cash stock compensation. Non-cash stock compensation charges are being recorded as identified components of professional services costs, selling and marketing expenses, research and development expenses and general and administrative expenses. In connection with the grant of certain options to employees through June 30, 2000, we recorded deferred stock compensation within stockholders' equity of $10.7 million, representing the difference between the estimated fair market value of the common stock for accounting purposes and the exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options. We recorded amortization of deferred stock compensation of $677,000 for the three months ended June 30, 2001 and $664,000 for the same period for 2000. For the six month period ended June 30, 2001 amortization of non-cash stock compensation charges were $1.4 million compared to $1.1 million for the same period in 2000. We expect the amortization of deferred stock compensation relating to employee stock options to be approximately $2.7 million per year through 2002 and decreasing thereafter through 2004.

     Sales and marketing expenses - non-cash stock compensation charges in the three and six month periods ended June 30, 2001 also include non-cash stock compensation of $935,000 and $1.9 million, respectively, related to warrants issued to AOL, which is being recognized as expense over the related three-year marketing agreement. Additionally, sales and marketing expenses--non-cash stock compensation charges for the three and six month periods ended June 30, 2001 include $224,000 and $367,000, respectively, of expense associated with common stock issued to AOL and Net2Phone at below fair market value as further described above in revenue non-cash stock compensation offset to revenue.

     Amortization of intangible assets. On June 5, 2000, we entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of our common stock, we received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional technology development. In connection with this agreement we recorded $11.5 million for the acquired intellectual property and collaborative rights, equal to the fair market value of the common stock issued, which is being amortized over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights for the three and six months ended June 30, 2001 was $958,000 and $1.9 million, respectively.

     In connection with the acquisition of ETI, we recorded $13.4 million of goodwill. For the three and six months ended, June 30, 2001, amortization of intangible assets also includes ETI related goodwill amortization expense of $669,000 and $1.3 million, respectively.

     Interest and other income, net. Interest income was $1.1 million for the three months ended June 30, 2001 and $252,000 for the same period in 2000. Interest expense was $13,000 for the three months ended June 30, 2001 and $40,000 for the same period in 2000. For the six month period ended June 30, 2001, interest income was $2.6 million compared to $344,000 for the same period in 2000. For the six month period ended June 30, 2001, interest expense was $28,000 compared to $76,000 for the same period in 2000. The increase in interest income was due to higher cash balances available for investing during the three and six months ended June 30, 2001 as a result of the initial public offering proceeds. The decrease in interest expense for the three and six month periods ended June 30, 2001 is primarily due to decreases in debt payable under our line of credit and capital equipment leases. Other expenses include other non-operating costs including foreign currency transaction gains and losses.

     Benefit from income taxes. The benefit from income taxes of $45,000 and $19,000 for the three and six month periods ending June 30, 2001, respectively, reflect the recovery of previously accrued income taxes in a foreign jurisdiction. We do not anticipate further benefit from income taxes for the remainder of the year.

Liquidity and Capital Resources

     From inception through July 31, 2000, we funded our operations primarily through private placements of convertible preferred stock totaling $60.0 million and, to a lesser extent, through bank borrowings and capital equipment lease financing. In August 2000, we raised approximately $109.0 million through the completion of our initial public offering of common stock and the concurrent private placements of common stock with AOL and Net2Phone. As of June 30, 2001, we had cash and cash equivalents of $58.4 million, marketable securities of $32.8 million and $515,000 available under our revolving line of credit, which expires on August 31, 2001. Our operating activities resulted in net cash outflows of $15.4 million for the six months ended June 30, 2001 and $13.1 million for the same period in 2000. The operating cash outflows for these periods resulted primarily from our significant investment in research and development, sales and marketing and infrastructure.

     During the six month period ended June 30, 2001, our investing activities included the payment of $5.4 million for the acquisition of ETI, including acquisition-related costs incurred. Other investing activities for the six month period ended June 30, 2001 included the purchase of marketable securities of $41.7 million and redemption of maturing marketable securities of $23.3 million. Capital expenditures for property and equipment were $2.1 million for the six month period ended June 30, 2001 and $2.0 million for the same period in 2000. Our capital expenditures for the six month period ended June 30, 2001 included building our infrastructure and expanding operations into new locations in the United States, Canada, and the United Kingdom. These capital expenditures consisted primarily of computer hardware, software and furniture and fixtures for our growing employee base. Total investing activities used cash of $7.5 million, excluding marketable securities investments which used $18.4 million, for the six month period ended June 30, 2001 and used cash of $2.0 million for the same period in 2000.

     We had an equipment line of credit which we converted into a term loan in the amount of $1.5 million. The term loan bears interest at an annual rate of prime plus 0.75% (7.5% at June 30, 2001), and principal and interest under the term loan are payable in 36 monthly installments through September 2002. As of June 30, 2001, $541,000 was outstanding under this facility.

     Our financing activities generated cash of $574,000 and $19.8 million for the six months ended June 30, 2001 and 2000, respectively. The issuance of common stock through stock option and warrant exercises generated net proceeds of $824,000 and $299,000, for the six months ended June 30, 2001 and 2000, respectively. Repayment of bank borrowings and capital leases was $251,000 and $435,000 during the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2000, the issuance of preferred stock generated $19.9 million, net of issuance costs.

     We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event we require additional financing, we believe that we would be able to obtain such funding, however, there can be no assurances that we would be successful in doing so or that we could do so on terms favorable to us.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to our operations in international markets where we transact business in foreign currencies and accordingly, are subject to exposure from adverse movements in foreign currency exchange rates. The functional currency of our foreign subsidiaries is the local currency. Substantially all of our revenues are invoiced and collected in U.S. dollars. Assets and liabilities of foreign subsidiaries which are denominated in foreign currencies are remeasured into U.S. dollars at rates of exchange in effect at the end of the period. Revenues and expense amounts are remeasured using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency remeasurement are included in other comprehensive income (loss), which is a separate component of stockholders' equity. Net realized gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations as other income or expense.

PART II. OTHER INFORMATION

Items 1, 3 AND 5 NOT APPLICABLE.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On July 31, 2000, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File no. 333-35164) effective. There has been no material change with respect to the Company's use of proceeds from its initial public offering from the information discussed in its Quarterly Report on Form 10-Q for the period ended March 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our 2001 Annual Meeting of Stockholders on May 31, 2001. The following matters were voted upon at the Annual Meeting:

----------------------------------- --------------------------------- -------------------------------- -----------------------------

Proposal                            For                               Against/Withheld                 Abstain
----------------------------------- --------------------------------- -------------------------------- -----------------------------

To elect Mr. Robert Finch as a      17,756,192                        10,799                           N/A
Class I director to serve for a
three year term expiring at the
2004 Annual Meeting of Stockholders
----------------------------------- --------------------------------- -------------------------------- -----------------------------

To elect Mr. John C. Freker, Jr.    17,756,192                        10,799                           N/A
as a Class I director to serve
for a three year term expiring at
the 2004 Annual Meeting of
Stockholders
----------------------------------- --------------------------------- -------------------------------- -----------------------------



     In addition to the two directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: Mr. Axel Bichara, Mr. Richard Burnes, Mr. William J. O'Farrell, Mr. Stuart R. Patterson and Mr. Michael S. Phillips.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 99 Cautionary Statements Regarding Forward-Looking Information.

(b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SPEECHWORKS INTERNATIONAL, INC.


Date: August 13, 2001                 By: _/s/ Richard J. Westelman
                                      Richard J. Westelman
                                      Chief Financial Officer
                                      (Chief Accounting Officer)

                         SPEECHWORKS INTERNATIONAL, INC.
                                  EXHIBIT INDEX

Exhibit
-------

Exhibit 99       Cautionary Statements Regarding Forward-Looking Information.