Form 10-Q
period 2001-09-30
SPEECHWORKS INTERNATIONAL INC
filed 2001-11-14
CIK 1111345

================================================================================

                                ______________

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended September 30, 2001

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

     As of November 6, 2001, the registrant had 32,327,012 shares of common stock, par value $0.001 per share, outstanding.

================================================================================

                SPEECHWORKS INTERNATIONAL, INC. & SUBSIDIARIES

                                     INDEX

                                                                                                            Page
                                                                                                             No.
Part I--Financial Information (unaudited)

     Item 1.     Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000................    1

                 Consolidated Statement of Operations for the Three and Nine Months Ended September 30,
                 2001 and 2000............................................................................    2

                 Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2001 and
                 2000.....................................................................................    3

                 Notes to Consolidated Financial Statements...............................................    4

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations...............................................................................    9

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk ..............................   15

Part II--Other Information...............................................................................    16

     Item 2.     Changes in Securities and Use of Proceeds................................................   16

     Item 4.     Submission of Matters to a Vote of Security Holders......................................   16

     Item 6.     Exhibits and Reports on Form 8-K.........................................................   16

Signatures................................................................................................   17

Exhibit Index.............................................................................................   18

                        SPEECHWORKS INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                              September 30,     December 31,
                                                                                                   2001             2000
                                                                                              -------------     ------------

                                                                                                   (in thousands, except
                                                                                                     share information)
ASSETS
Current assets:
   Cash and cash equivalents...............................................................   $      43,848     $     99,203
   Marketable securities...................................................................          38,720           14,370
   Accounts receivable, net of allowance for doubtful accounts of $1,436 and $600,
      respectively.........................................................................          13,367           12,502
   Prepaid expenses and other current assets...............................................           2,927            2,488
                                                                                              -------------     ------------
      Total current assets.................................................................          98,862          128,563
Fixed assets, net..........................................................................           5,894            5,337
Intangible assets, net.....................................................................          22,888            9,581
Other assets...............................................................................           1,047              893
                                                                                              -------------     ------------
      Total assets.........................................................................   $     128,691     $    144,374
                                                                                              =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable........................................................................   $       1,828     $        640
   Accrued compensation....................................................................           2,746            4,639
   Accrued expenses........................................................................           2,710            2,991
   Deferred revenue........................................................................           3,806            3,873
   Current portion of long-term debt.......................................................             389              500
                                                                                              -------------     ------------
      Total current liabilities............................................................          11,479           12,643
Long-term debt, net of current portion.....................................................              28              292
                                                                                              -------------     ------------
      Total liabilities....................................................................          11,507           12,935
                                                                                              -------------     ------------
Stockholders' equity:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued
      and outstanding......................................................................              --               --
   Common stock, $0.001 par value; 100,000,000 shares authorized; 32,297,202 and
      30,583,333 shares issued and outstanding, respectively...............................              32               31
   Additional paid-in capital..............................................................         234,422          219,519
   Deferred stock compensation.............................................................         (15,956)         (22,151)
   Accumulated other comprehensive loss....................................................             (40)              (8)
   Accumulated deficit.....................................................................        (101,274)         (65,952)
                                                                                              -------------    -------------
      Total stockholders' equity...........................................................         117,184          131,439
                                                                                              -------------    -------------
      Total liabilities and stockholders' equity...........................................   $     128,691    $     144,374
                                                                                              =============    =============

   The accompanying notes are an integral part of these consolidated financial statements.

                         SPEECHWORKS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                             Three Months Ended           Nine Months
                                                                                September 30,          Ended September 30,
                                                                           ---------------------     ----------------------
                                                                              2001        2000          2001         2000
                                                                           ---------   ---------     ---------    ---------
                                                                                (in thousands, except per share data)
Revenues:
   Product licenses...................................................     $   6,908   $   4,853     $  18,806    $  10,236
   Professional services..............................................         3,744       3,096        11,785        7,618
   Other revenues.....................................................           848         674         2,699        1,888
   Non-cash stock compensation........................................          (288)         --          (829)          --
                                                                           ---------   ---------     ---------    ---------
      Total revenues..................................................        11,212       8,623        32,461       19,742
                                                                           ---------   ---------     ---------    ---------
Cost of revenues:
   Cost of product licenses...........................................           145          44           272          155
   Cost of professional services -- non-cash stock compensation.......           154         457           462          685
                                 -- all other expenses................         2,386       2,346         7,896        5,896
   Cost of other revenues.............................................           697         558         2,200        1,367
   Amortization of purchased technology...............................           283          --           849           --
                                                                           ---------   ---------     ---------    ---------
      Total cost of revenues..........................................         3,665       3,405        11,679        8,103
                                                                           ---------   ---------     ---------    ---------
Gross profit..........................................................         7,547       5,218        20,782       11,639
                                                                           ---------   ---------     ---------    ---------
Operating expenses:
   Selling and marketing -- non-cash stock compensation...............         1,377         900         4,166        1,352
                         -- all other expenses........................         7,048       5,793        20,320       14,065
   Research and development -- non-cash stock compensation............           140         140           420          332
                            -- all other expenses.....................         3,580       2,160        10,797        5,976
   General and administrative -- non-cash stock compensation..........           106         107           318          292
                              -- all other expenses...................         6,223       4,482        18,155       11,442
   Amortization of intangible assets..................................         1,627         958         4,881          958
                                                                           ---------   ---------     ---------    ---------
      Total operating expenses........................................        20,101      14,540        59,057       34,417
                                                                           ---------   ---------     ---------    ---------
Loss from operations..................................................       (12,554)     (9,322)      (38,275)     (22,778)
Interest income.......................................................           784       1,322         3,339        1,666
Interest expense......................................................           (10)        (28)          (38)        (104)
Other income (expenses), net..........................................          (154)         40          (325)        (123)
                                                                           ---------   ---------     ---------    ---------
Net loss before income taxes..........................................       (11,934)     (7,988)      (35,299)     (21,339)
Provision for income taxes............................................            42          --            23           --
                                                                           ---------   ---------     ---------    ---------
Net loss..............................................................       (11,976)     (7,988)      (35,322)     (21,339)
Accretion and deemed dividend on redeemable convertible
   preferred stock...................................................             --        (300)           --       (6,955)
                                                                           ---------   ---------     ---------    ---------
Net loss attributable to common stockholders..........................     $ (11,976)  $  (8,288)    $ (35,322)   $ (28,294)
                                                                           =========   =========     =========    =========
Basic and diluted net loss per common share...........................     $   (0.37)  $   (0.39)    $   (1.11)   $   (2.54)
Shares used in computing basic and diluted net loss per
   common share.......................................................        32,153      21,419        31,867       11,152

   The accompanying notes are an integral part of these consolidated financial statements.

                        SPEECHWORKS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                          --------------------------
                                                                             2001             2000
                                                                          ---------        ---------
                                                                                (in thousands)
Cash flows from operating activities:
Net loss...............................................................   $ (35,322)       $ (21,339)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization.......................................       2,202            1,373
   Amortization of intangible assets...................................       5,730              958
   Stock compensation expense..........................................       6,195            2,661
   Provision for doubtful accounts.....................................         836              190
Changes in operating assets and liabilities, net of effects of acquistion:
   Accounts receivable.................................................      (1,701)          (5,276)
   Prepaid expenses and other current assets...........................        (439)          (2,496)
   Other assets........................................................        (152)            (475)
   Accounts payable....................................................       1,188               25
   Accrued compensation................................................      (1,973)           2,312
   Accrued other expenses..............................................        (425)           1,319
   Deferred revenue....................................................         (67)           2,224
                                                                          ---------        ---------
        Net cash used in operating activities..........................     (23,928)         (18,524)
                                                                          ---------        ---------
Cash flows from investing activities:
   Purchases of fixed assets...........................................      (2,739)          (2,794)
   Cash paid to acquire business including acquisition costs, net of
      cash acquired....................................................      (5,379)              --
   Purchases of marketable securities..................................     (69,606)              --
   Maturities of marketable securities.................................      45,251              573
                                                                          ---------        ---------
        Net cash used in investing activities..........................     (32,469)          (2,221)
                                                                          ---------        ---------
Cash flows from financing activities:
   Principal payments on capital lease obligations.....................          --             (174)
   Principal payments on notes payable.................................        (375)            (416)
   Proceeds from issuance of preferred stock, net of issuance costs....          --           19,929
   Proceeds from sale of common stock, net of issuance costs...........          --          108,783
   Proceeds from exercise of common stock options and warrants.........       1,443              654
                                                                          ---------        ---------
        Net cash provided by financing activities......................       1,068          128,776
                                                                          ---------        ---------
   Effects of changes in exchange rates on cash........................         (26)              --
                                                                          ---------        ---------
        Net (decrease) increase in cash and cash equivalents...........     (55,355)         108,031
Cash and cash equivalents, beginning of period.........................      99,203           11,474
                                                                          ---------        ---------
Cash and cash equivalents, end of period...............................   $  43,848        $ 119,505
                                                                          =========        =========

   The accompanying notes are an integral part of these consolidated financial statements.

                        SPEECHWORKS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Basis of Presentation

     The unaudited consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 contained in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Net Loss Per Share

     Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. There is no difference between basic and diluted net loss per share for all periods presented since potential common shares from the conversion of redeemable convertible preferred stock and the exercise of options and warrants were anti-dilutive for all periods presented. The calculation of diluted net loss per common share for the three and nine months ended September 30, 2001 and 2000 does not include 6,815,459 and 23,581,809 potential shares of common stock equivalents, respectively, related to common stock options, common stock warrants and redeemable convertible preferred stock.

     The pro forma net loss per common share for the three and nine months ended September 30, 2001 and 2000 is calculated assuming the automatic conversion of all preferred stock outstanding had occurred as of the beginning of the period or as of the date of issuance of the preferred stock, if later. Therefore, accretion and deemed dividends on the redeemable convertible preferred stock are excluded from the calculation of pro forma net loss per common share.

     The following table presents the calculation of actual and pro forma net loss per common share (in thousands, except per share amounts):

                                                                            Three months ended        Nine months ended
                                                                              September 30,             September 30,
                                                                            ------------------        -----------------
                                                                             2001        2000         2001         2000
                                                                            ------     -------        ------     ------
    Actual:
    ------
    Net loss..........................................................    $ (11,976)   $  (7,988)   $ (35,322)  $ (21,339)
    Accretion and deemed dividends on redeemable convertible
       preferred stock................................................           --         (300)          --      (6,955)

    Net loss attributable to common stockholders......................    $ (11,976)   $  (8,288)   $ (35,322)  $ (28,294)
                                                                          ================================================

    Weighted average shares used in computing basic and diluted
       net loss per common share......................................       32,153       21,419       31,867      11,152
    Basic and diluted net loss per common share.......................    $   (0.37)   $   (0.39)   $   (1.11)  $   (2.54)

    Pro forma:
    ---------
    Net loss..........................................................    $ (11,976)   $  (7,988)   $ (35,322)  $ (21,339)
                                                                          ================================================

    Shares used above.................................................       32,153       21,419       31,867      11,152

    Pro forma adjustment to reflect the weighted average effect of
       assumed conversion of redeemable convertible preferred stock...           --        6,245           --      12,053

                                                                          ------------------------------------------------
    Weighted average shares used in computing pro forma basic and
       diluted net loss per common share..............................       32,153       27,664       31,867      23,205
                                                                          ================================================

    Pro forma basic and diluted net loss per common share.............    $   (0.37)   $   (0.29)   $   (1.11)  $   (0.92)

3. Comprehensive Loss

     For the three and nine months ended September 30, 2001, total comprehensive loss was as follows (in thousands):

                                                       Three months   Nine months
                                                           ended        ended
                                                       September 30, September 30,
                                                           2001          2001
                                                       --------------------------
          Net loss                                       $ (11,976)    $ (35,322)
                                                         ---------     ---------

          Other comprehensive income (loss):
            Unrealized loss on investments                     (15)           (5)
            Foreign currency translation adjustment             20           (27)
                                                         ---------     ---------

          Total other comprehensive income (loss)                5           (32)
                                                         ---------     ---------

               Total comprehensive loss                  $ (11,971)    $ (35,354)
                                                         =========     =========

     For the three and nine months ended September 30, 2000, the Company did not have any items qualifying as other comprehensive income (loss); accordingly, comprehensive loss equaled net loss.

4. Acquisitions

     On January 5, 2001, the Company acquired all of the outstanding capital stock of Eloquent Technology, Inc. ("ETI"), a supplier of speech synthesis, or text-to-speech technology. In connection with the acquisition, the Company paid $5.25 million in cash and issued 299,873 shares of its common stock valued at $13.5 million. Additionally, the Company incurred acquisition-related costs of $132,000, which are included in the total purchase price for accounting purposes. The acquisition was accounted for using the purchase method of accounting. Accordingly, the fair market values of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the acquisition date, and the results of operations of ETI have been included in the Company's financial statements thereafter. The purchase price of $18.8 million has been allocated to net tangible assets and liabilities acquired of ($196,000), completed technology of $5.6 million and goodwill of $13.4 million. Goodwill represents the amount by which the total purchase price exceeded the fair value of acquired net tangible and intangible assets on the acquisition date. The intangible assets are being amortized on a straight-line basis through December 2005, resulting in amortization expense during the three month period ended September 30, 2001 of $669,000 for goodwill and $283,000 for completed technology, and for the nine month period ended September 30, 2001 of $2,007,000 for goodwill and $849,000 for completed technology.

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


5. Deferred Stock Compensation

     In connection with the sale of common stock in private placements to America Online ("AOL") and Net2Phone, concurrent with the Company's initial public offering, the Company recorded deferred stock compensation within stockholders' equity of $5.4 million. This amount represents the difference between the price of the common stock of the Company sold in the public offering of $20.00 per share and the $12.46 per share price paid by AOL and Net2Phone. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered revenue-producing arrangements. In each quarterly reporting period, such amortization is reflected as a reduction of revenues from AOL and Net2Phone; to the extent that the amortization exceeds such revenues, the residual is reflected in operating expenses as selling and marketing non-cash compensation expense. The Company recognized revenue from AOL and Net2Phone for the three and nine month periods ended September 30, 2001 and, accordingly, the related amortization of $288,000 and $829,000, respectively, was recorded as a non-cash stock compensation charge which reduced revenue. Amortization of deferred stock compensation for AOL and Net2Phone for the three and nine month periods ended September 30, 2001 of $165,000 and $532,000, respectively, which was in excess of revenue recognized, was recorded as selling and marketing non-cash stock compensation expense.

6. Intangible Assets

     The following table summarizes intangible assets (in thousands):

                                                                      September 30,  December 31,
                                                                           2001          2000
                                                                      -------------  ------------
          Acquired intellectual property and collaborative rights....      $ 11,497      $ 11,497
          Purchased technology.......................................         5,653            --
          Goodwill...................................................        13,384            --
                                                                      -------------  ------------
                                                                             30,534        11,497
          Less - accumulated amortization ...........................         7,646         1,916
                                                                      -------------  ------------
                                                                           $ 22,888      $  9,581
                                                                      =============  ============

     See note 4 "Acquisitions" for information on the intangible assets the Company acquired relating to its purchase of ETI.

     On June 5, 2000, the Company entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of the Company's common stock, the Company received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional technology development. In connection with this agreement, the Company recorded $11,497,000 of acquired intellectual property and collaborative rights, equal to the fair market value of the common stock issued, which is being amortized over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights was $958,000 and $2,874,000 for the three and nine month periods ended September 30, 2001, respectively, resulting in accumulated amortization of $4,790,000 at September 30, 2001.

7. Segment Reporting

     The Company operates in a single segment and has no organizational structure dictated by product lines, geography or customer type.

8. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing and has not yet determined the impact of SFAS 142 on its financial position and results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. The Company is currently assessing and has not yet determined the impact of SFAS 144 on its financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

     This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results over the balance of the year, regarding expense trends, cash positions and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Important factors that could cause future results to differ materially from such expectations include: the timing of sales of the Company's products and services; market acceptance of the Company's speech-activated systems; the Company's reliance on a limited number of large orders for much of its revenue; uncertainties related to current economic, political and national security conditions; the Company's ability to develop new products and services in the face of rapidly evolving technology; the Company's ability to effectively integrate operations of any acquired companies; the uncertainties related to the Company's planned international operations; the Company's ability to manage growth of its business; the Company's ability to protect its intellectual property; the Company's reliance on resellers and original equipment manufacturers for a significant portion of its sales; the Company's ability to respond to competitive developments; and the Company's reliance on attracting, retaining and motivating key technical and management personnel. These and other important factors are detailed in the Company's filings with the Securities and Exchange Commission. As a result of these and other important factors, there can be no assurances that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

     The OpenSpeech product line is a comprehensive set of software tools and core speech recognition technologies that can be used to build state-of-the-art, speech-activated services and is optimized for VoiceXML, the new industry standard for speech. Benefits include: open, standards-based architecture for ease of integration and investment protection, VoiceXML support and performance and accuracy enhancements, particularly in wireless environments.

     SpeechSite, a packaged application based on the SpeechWorks 6.5 platform, brings the web model of self-service to the telephone. SpeechSite answers and directs telephone calls and delivers company information. Like a website, SpeechSite can link to other services and deliver various types of information to callers. However, SpeechSite uses a spoken interface rather than a visual browser.

     In addition to these speech recognition solutions, we offer two text-to-speech, or speech synthesis technologies, with our Speechify and ETI-Eloquence products. Using Speechify or ETI-Eloquence, portals and carriers can allow their callers to hear dynamically-generated text, such as e-mails and news updates, read to them by a computer in a natural-sounding voice.

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

Results of Operations

     The following table sets forth consolidated financial data for the periods indicated as a percentage of our total revenues.

                                                                             Three months ended        Nine months ended
                                                                                September 30,            September 30,
                                                                            ---------------------     -------------------
                                                                              2001         2000         2001       2000
                                                                            --------     --------     --------   --------
    Revenues:
       Product licenses....................................................       62%          56%          58%        52%
       Professional services...............................................       33           36           36         39
       Other revenues......................................................        8            8            8          9
       Non-cash stock compensation.........................................       (3)          --           (2)        --
                                                                            --------     --------     --------   --------
       Total revenues......................................................      100%         100%         100%       100%
                                                                            ========     ========     ========   ========

    Cost of revenues:
       Cost of product licenses............................................        1%           1%           1%         1%
       Cost of professional services -- non-cash stock compensation........        2            5            1          3
                                     -- all other expenses.................       21           27           24         30
       Cost of other revenues..............................................        6            6            7          7
       Amortization of purchased technology................................        3           --            3         --
                                                                            --------     --------     --------   --------
       Total cost of revenues..............................................       33           39           36         41
                                                                            --------     --------     --------   --------
          Gross profit.....................................................       67           61           64         59
                                                                            --------     --------     --------   --------
    Operating expenses:
       Selling and marketing -- non-cash stock compensation................       12           11           13          7
                             -- all other expenses.........................       63           67           63         71
       Research and development -- non-cash stock compensation.............        1            2            1          2
                                -- all other expenses......................       32           25           33         30
       General and administrative -- non-cash stock compensation...........        1            1            1          1
                                  -- all other expenses....................       56           52           56         58
       Amortization of intangible assets...................................       14           11           15          5
                                                                            --------     --------     --------   --------
       Total operating expenses............................................      179          169          182        174
                                                                            --------     --------     --------   --------
    Loss from operations...................................................     (112)        (108)        (118)      (115)
    Interest and other income, net.........................................        5           15            9          7
                                                                            --------     --------     --------   --------
    Net loss before income taxes...........................................     (107)         (93)        (109)      (108)
    Provision for income taxes.............................................       --           --           --         --
                                                                            --------     --------     --------   --------
    Net loss...............................................................     (107)%        (93)%       (109)%     (108)%
                                                                            ========     ========     ========   ========

Comparison of the Three and Nine Months Ended September 30, 2001 and 2000

     Total revenues. Our total revenues, including non-cash stock compensation, increased by 30.0% to $11.2 million for the three month period ended September 30, 2001 from $8.6 million for the same period in 2000. For the nine month period ended September 30, 2001 our total revenues, including non-cash stock compensation, increased 64.4% to $32.5 million from $19.7 million for the same period last year. International revenues decreased by 11.4% to $863,000 for the three month period ended September 30, 2001 from $974,000 in the same period in 2000. For the nine month period ended September 30, 2001, our international revenues increased 18.2% to $3.2 million from $2.7 million for the same period last year. International revenues represented 7.7% and 11.3% of total revenues for the three months ended September 30, 2001 and 2000, respectively, and represented 9.9% and 13.8% of total revenues for the nine months ended September 30, 2001 and 2000, respectively.

     Revenues from product licenses. Revenues from the licensing of proprietary software increased 42.3% to $6.9 million for the three month period ended September 30, 2001 from $4.9 million in the same period in 2000. For the nine month period ended September 30, 2001, revenues from the product licenses increased 83.7% to $18.8 million from $10.2 million in the same period in 2000. This growth in product license revenues resulted from growing market acceptance of our speech activated and text-to-speech solutions by enterprises, carriers and portals, our expanded sales and marketing efforts, and the improved productivity of our distribution channels, primarily OEMs. We expect that revenues from product licenses will continue to represent more than 50% of our total revenues in the future.

     Revenues from professional services. Revenues from fees we receive for professional services increased 20.9% to $3.7 million in the three months ended September 30, 2001 from $3.1 million in the same period in 2000. For the nine month period ended September 30, 2001, revenues from professional services increased 54.7% to $11.8 million from $7.6 million in the same period in 2000. The growth in revenues from professional services resulted primarily from the increased demand for custom speech applications from existing and new clients and increased maintenance revenues from an expanding installed license base.

     Other revenues. Revenues from fees we receive pursuant to the resale of hardware or facilities management services was $848,000 for the three month period ended September 30, 2001 compared to $674,000 for the same period in 2000. For the nine month period ended September 30, 2001, other revenues totaled $2.7 million compared to $1.9 million for the same period in 2000. Other revenues accounted for 7.6% of total revenues for the three month period ended September 30, 2001 and 7.8% of total revenues for the same period in 2000. For the nine month period ended September 30, 2001, other revenues accounted for 8.3% of total revenues and 9.6% of total revenues for the same period in 2000. The increase in other revenues reflects increased hardware platforms purchased directly from us as part of overall client projects during 2001 compared to the same periods in 2000. The decrease in other revenues as a percentage of total revenues is a result of the higher growth experienced in the sale of product licenses. We anticipate that other revenues will continue to decline as a percentage of total revenues in the future.

     Non-cash stock compensation offset to revenues. In connection with the sale of common stock in private placements to AOL and Net2Phone, concurrent with our initial public offering, we recorded deferred stock compensation, within stockholders' equity, of $5.4 million. This amount represents the difference between the price of our common stock sold in our public offering of $20.00 per share and the $12.46 per share price paid by AOL and Net2Phone. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered revenue-producing arrangements. In each quarterly reporting period, such amortization is reflected as a reduction of revenues from AOL and Net2Phone; to the extent that the amortization exceeds such revenues, the residual is reflected in operating expenses as selling and marketing non-cash compensation expense. We recognized revenue from AOL and Net2Phone for the three and nine month periods ended September 30, 2001 and, accordingly, the related amortization of $288,000 and $829,000, respectively, was recorded as a non-cash stock compensation charge which reduced revenue. Amortization of deferred stock compensation for AOL and Net2Phone for the three and nine month periods ended September 30, 2001, of $165,000 and $532,000, respectively, which was in excess of revenue recognized, was recorded as selling and marketing non-cash stock compensation expense.

     Cost of product licenses revenues. Cost of product licenses revenues increased by 229.5% to $145,000 for the three months ended September 30, 2001 from $44,000 for the same period in 2000. For the nine-month period ended September 30, 2001, the cost of product licenses revenues increased 75.5% to $272,000 from $155,000 for the same period in 2000. This cost represented 2.1% and 1.0% of product licenses revenues for the three months ended September 30, 2001 and 2000, respectively, and 1.4% and 1.5% of product licenses revenues for the nine months ended September 30, 2001 and 2000, respectively. The increase in cost of product licenses revenues results from both the increased sale of product licenses and the inclusion of royalties owed to IBM for the sale of certain ETI-Eloquence products. The increase in the percentage of related revenues reflects the higher royalty rate owed to IBM, compared to the royalty rate owed to MIT. We expect the royalty rate owed to MIT to remain at its current level until the next cumulative product sales milestone is achieved, at which time the rate will decrease, while the overall royalty rate increases as we sell additional ETI-Eloquence products.

     Cost of professional services revenues. Cost of professional services revenues increased 1.7% to $2.4 million for the three months ended September 30, 2001 from $2.3 million for the same period in 2000. For the nine months ended September 30, 2001, cost of professional services revenues increased 33.9% to $7.9 million from $5.9 million for the same period in 2000. The increase was due primarily to the hiring of additional project managers, developers, user interface designers, speech scientists and technical support staff to expand our professional services organization. The cost represented 63.7% and 75.8% of professional services revenues for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, this cost represented 67.0% and 77.4% of professional services revenues, respectively. The lower cost of professional services as a percentage of related revenues reflects more efficient delivery and a higher component of maintenance revenues which have higher margins.

     Cost of other revenues. Cost of other revenues increased 24.9% to $697,000 for the three months ended September 30, 2001 from $558,000 for the same period in 2000. For the nine months ended September 30, 2001, cost of other revenues increased 60.9% to $2.2 million from $1.4 million for the same period in 2000. The cost of other revenues as a percentage of other revenues decreased to 82.2% for the three months ended September 30, 2001 from 82.8% for the same period in 2000. For the nine months ended September 30, 2001 cost of other revenues as a percentage of other revenues increased to 81.5% from 72.4% for the same period in 2000. This increase in cost of other revenues as a percentage of related revenues for the nine months ended September 30, 2001 reflects a narrowing of the available premium for reselling hardware and facilities management services.

     Amortization of purchased technology. In connection with our acquisition of ETI on January 5, 2001, we acquired completed technology valued at $5.6 million, which we are incorporating with our products and will continue to sell to third parties. During the three and nine months ended September 30, 2001, amortization of purchased technology of $283,000 and $849,000, respectively, was recorded as a cost of revenues.

     Total operating expenses. Our total operating expenses increased 38.2% to $20.1 million for the three months ended September 30, 2001 from $14.5 million for the same period in 2000. For the nine months ended September 30, 2001, operating expenses increased 71.6% to $59.1 million from $34.4 million for the same period in 2000. These increases occurred in all categories of operating expenses as we grew our organization. Total headcount grew to 406 as of September 30, 2001, compared to headcount of 280 as of September 30, 2000. As a percentage of total revenues, our operating expenses were 179.3% for the three months ended September 30, 2001 and 168.6% for the same period in 2000. For the nine month period ended September 30, 2001, operating expenses were 181.9% of total revenues compared to 174.3% for the same period in 2000. Total operating expenses include certain non-cash charges which are also included for the three and nine months ended September 30, 2001 and 2000 as discussed below.

     Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and related travel costs for selling and marketing personnel, along with spending on marketing activities, including advertisements, tradeshows, public relations activities and educational seminars. These expenses increased 21.7% to $7.0 million for the three months ended September 30, 2001 from $5.8 million for the same period in 2000. For the nine month period ended September 30, 2001, selling and marketing expenses increased 44.5% to $20.3 million from $14.1 million for the same period in 2000. Selling and marketing expenses, as a percentage of total revenues, were 62.9% for the three months ended September 30, 2001 and 67.2% for the same period in 2000. For the nine month period ended September 30, 2001, these expenses as a percentage of total revenues were 62.6% compared to 71.2% for the same period in 2000. The absolute dollar increases in selling and marketing expenses resulted primarily from our investment in sales and marketing personnel and marketing programs. The number of sales personnel in North America increased from 38 to 55, and the number of employees in marketing increased from 23 to 30 at September 30, 2000 and 2001, respectively. In addition, the cost of engineers devoted to technical sales support, recorded as a selling expense, has increased steadily as more sales engineers have been added to support the growth in the sales organization.

     Research and development. Research and development expenses consist primarily of labor costs and related travel for personnel involved in new product development and enhancements and the cost of outside consultants used for certain development projects. These expenses increased by 65.7% to $3.6 million for the three month period ended September 30, 2001 from $2.2 million for the same period in 2000. For the nine months ended September 30, 2001, research and development expenses increased 80.7% to $10.8 million from $6.0 million for the same period of 2000. Research and development expenses as a percentage of total revenues increased to 31.9% for the three months ended September 30, 2001 from 25.0% for the same period in 2000. For the nine month period ended September 30, 2001, these expenses as a percentage of total revenues increased to 33.3% from 30.3% for the same period in 2000. The overall increase was driven by the increased hiring of software developers, quality assurance and testing personnel and speech scientists to develop and enhance our products and the increased usage of outside consultants on certain development projects. The number of personnel involved in research and development increased from 80 at September 30, 2000 to 124 at September 30, 2001.

     General and administrative. General and administrative expenses consist of labor costs and related travel for personnel involved in supporting the financial, legal, recruiting and system administration infrastructure, all occupancy related and corporate overhead costs including costs associated with being a public company. These expenses increased 38.8% to $6.2 million for the three month period ended September 30, 2001 from $4.5 million for the same period in 2000. For the nine month period ended September 30, 2001, general and administrative expenses increased 58.7% to $18.2 million from $11.4 million for the same period in 2000. General and administrative expenses as a percentage of total revenues increased to 55.5% for the three months ended September 30, 2001 from 52.0% for the same period in 2000. For the nine month period ended September 30, 2001, these expenses as a percentage of total revenues decreased to 55.9% from 58.0% for the same period in 2000. The absolute dollar increase was primarily due to additional infrastructure necessary to support our growing operations, an increase in professional services fees incurred to support our growth, increased recruiting costs, increased provisions for doubtful accounts and the addition of a member to the executive management team.

     Non-cash stock compensation. Non-cash stock compensation charges are being recorded as identified components of professional services costs, selling and marketing expenses, research and development expenses and general and administrative expenses. In connection with the grant of certain options to employees through June 30, 2000, we recorded deferred stock compensation within stockholders' equity of $10.7 million, representing the difference between the estimated fair market value of the common stock for accounting purposes and the exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options. We recorded amortization of deferred stock compensation of $677,000 for the three months ended September 30, 2001 and $678,000 for the same period for 2000. For the nine month period ended September 30, 2001, amortization of non-cash stock compensation charges were $2.0 million compared to $1.7 million for the same period in 2000. We expect the amortization of deferred stock compensation relating to employee stock options to be approximately $2.7 million per year through 2002 and decreasing thereafter through 2004. Selling and marketing expenses - non-cash stock compensation charges in the three and nine month periods ended September 30, 2001 also include non-cash stock compensation of $935,000 and $2.8 million, respectively, related to warrants issued to AOL, which is being recognized as selling and marketing expense over the related three-year marketing agreement. Additionally, sales and marketing expenses--non-cash stock compensation charges for the three and nine month periods ended September 30, 2001 include $165,000 and $532,000, respectively, of expense associated with common stock issued to AOL and Net2Phone at below fair market value on the date of grant as further described above in non-cash stock compensation offset to revenues.

     Amortization of intangible assets. On June 5, 2000, we entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of our common stock, we received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional technology development. In connection with this agreement, we recorded $11.5 million for the acquired intellectual property and collaborative rights, equal to the fair market value of the common stock issued, which is being amortized over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights for the three and nine months ended September 30, 2001 was $958,000 and $2.9 million, respectively.

     In connection with the acquisition of ETI, we recorded $13.4 million of goodwill. For the three and nine months ended, September 30, 2001, amortization of intangible assets also includes ETI related goodwill amortization expense of $669,000 and $2.0 million, respectively.

     Interest and other income, net. Interest income was $784,000 for the three months ended September 30, 2001 and $1.3 million for the same period in 2000. Interest expense was $10,000 for the three months ended September 30, 2001 and $28,000 for the same period in 2000. For the nine month period ended September 30, 2001, interest income was $3.3 million compared to $1.7 million for the same period in 2000. For the nine month period ended September 30, 2001, interest expense was $38,000 compared to $104,000 for the same period in 2000. The decrease in interest income for the three months ended September 30, 2001 compared to the year earlier period was due to lower cash balances available for investing along with lower average interest rates earned on these investments. The increase in interest income for the nine months ended September 30, 2001 compared to the same period in 2000 was due to higher cash balances available for investing as a result of the initial public offering proceeds being invested for the full nine months ended September 30, 2001. The decrease in interest expense for the three and nine month periods ended September 30, 2001 is primarily due to decreases in debt payable under our line of credit and capital equipment leases. Other expenses include other non-operating costs including foreign currency transaction gains and losses.

     Provision for income taxes. The provision for income taxes of $42,000 and $23,000 for the three and nine month periods ending September 30, 2001, respectively, which represents income taxes in foreign jurisdictions.

Liquidity and Capital Resources

     From inception through July 31, 2000, we funded our operations primarily through private placements of convertible preferred stock totaling $60.0 million and, to a lesser extent, through bank borrowings and capital equipment lease financing. In August 2000, we raised approximately $109.0 million through the completion of our initial public offering of common stock and the concurrent private placements of common stock with AOL and Net2Phone. As of September 30, 2001, we had cash and cash equivalents of $43.8 million, marketable securities of $38.7 million and $515,000 available under our revolving line of credit, which expires on November 30, 2001. Our operating activities resulted in net cash outflows of $23.9 million for the nine months ended September 30, 2001 and $18.5 million for the same period in 2000. The operating cash outflows for these periods resulted primarily from our significant investment in research and development, sales and marketing and infrastructure.

     During the nine month period ended September 30, 2001, our investing activities included the payment of $5.4 million for the acquisition of ETI, including acquisition-related costs incurred. Other investing activities for the nine month period ended September 30, 2001 included the purchase of marketable securities of $69.6 million and the redemption of maturing marketable securities of $45.3 million. Capital expenditures for property and equipment were $2.7 million for the nine month period ended September 30, 2001 and $2.8 million for the same period in 2000. Our capital expenditures for the nine month period ended September 30, 2001 included building our infrastructure and expanding operations into new locations in the United States, Canada, and the United Kingdom. These capital expenditures consisted primarily of computer hardware, software and furniture and fixtures for our growing employee base. Total investing activities used cash of $8.1 million, excluding marketable securities investments which used $24.4 million, for the nine month period ended September 30, 2001 and used cash of $2.8 million for the same period in 2000.

     We had an equipment line of credit which we converted into a term loan in the amount of $1.5 million. The term loan bears interest at an annual rate of prime plus 0.75% (6.75% at September 30, 2001), and principal and interest under the term loan are payable in 36 monthly installments through September 2002. As of September 30, 2001, $417,000 was outstanding under this facility.

     Our financing activities generated cash of $1.1 million and $128.8 million for the nine months ended September 30, 2001 and 2000, respectively. The issuance of common stock through stock option and warrant exercises generated net proceeds of $1.4 million and $654,000, for the nine months ended September 30, 2001 and 2000, respectively. Repayment of bank borrowings and capital leases was $375,000 and $590,000 during the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2000, the issuance of common stock through our initial public offering and concurrent private placements, net of issuance costs generated cash proceeds of $108.8 million. The issuance of preferred stock generated $19.9 million, net of issuance costs.

     On October 21, 2001 we signed a definitive Asset Purchase Agreement (the "Agreement") with Lernout & Hauspie Speech Products N.V. ("L&H NV"), L&H Holdings USA, Inc. ("L&H USA") and certain other subsidiaries of L&H USA (collectively, "L&H") to acquire certain business and technology assets (the "SLT Assets") of L&H's Speech and Language Technologies business (the "Transaction"). On October 30, 2001, the U.S. Bankruptcy Court for the District of Delaware issued an Order "Approving Bidding Procedures, Break-Up Fee, Expense Reimbursement Exclusivity Provision, and Form and Manner of Notice Thereof with Respect to the Proposed Sale of Assets Relating to the L&H Group's Speech and Language Technologies Business" under which we were approved as the "stalking horse" for the subject assets. The consummation of the Transaction is subject to applicable bankruptcy procedures (including competing bids, if any, that will potentially result in an auction of the SLT Assets to be held on November 26,
2001) and certain closing conditions. In the event the Transaction is consummated on the terms set forth in the Agreement, the consideration to be paid for the SLT Assets will be $10M cash and 339,720 shares of our common stock.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing and has not yet determined the impact of SFAS 142 on its financial position and results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. The Company is currently assessing and has not yet determined the impact of SFAS 144 on its financial position or results of operations.

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

Items 1, 3, 4 AND 5 NOT APPLICABLE.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On July 31, 2000, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File no. 333-35164) effective. There has been no material change with respect to the Company's use of proceeds from its initial public offering from the information discussed in its Quarterly Report on Form 10-Q for the period ended June 30, 2001.


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

                                             SPEECHWORKS INTERNATIONAL, INC.


Date: November 14, 2001                           By: /s/ Richard J. Westelman
                                             Richard J. Westelman
                                             Chief Financial Officer
                                             (Chief Accounting Officer)

                        SPEECHWORKS INTERNATIONAL, INC.
                                 EXHIBIT INDEX

Exhibit
-------

Exhibit 99     Cautionary Statements Regarding Forward-Looking Information.