Form 10-K
period 2001-12-31
SPEECHWORKS INTERNATIONAL INC
filed 2002-03-21
CIK 1111345

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the fiscal year ended December 31, 2001

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

     For the transition period from __________ to__________

                       Commission file number: 000-31097

                               -----------------

                        SPEECHWORKS INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 04-3239151
                   (State or other
                     jurisdiction
                 of incorporation or        (I.R.S. Employer
                    organization)          Identification No.)

                 695 Atlantic Avenue              02111
                Boston, Massachusetts          (Zip Code)
                (Address of principal
                 executive offices)

                                (617) 428-4444
             (Registrant's telephone number, including area code)

                               -----------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:
                                     None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, $.001 Par Value Per Share
                               (Title of Class)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on February 28, 2002, was $256,258,928 based on the last bid price as reported by The Nasdaq Stock Market.

   As of February 28, 2002, the registrant had 32,437,839 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in
Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002.

================================================================================

                                    PART I

Item 1.  Business

Overview

   We are a leading provider of software products and professional services that enable enterprises, carriers and voice portals to offer automated, speech-activated services over any telephone. With our network-based speech recognition solutions, consumers can direct their own calls, obtain information and conduct transactions automatically, simply by speaking naturally over any telephone, anytime. With our network-based text-to-speech ("TTS") solutions, consumers can experience natural sounding synthesized speech that supports a number of applications, including unified messaging. With our embedded technologies in both speech recognition and TTS, we can enable automobile and device manufacturers to support both speech recognition and TTS on the device or in the automobile itself.

   For network-based speech applications, we currently offer the OpenSpeech product suite, a line of speech recognition solutions for over-the-telephone applications designed to meet industry standards, with specific tuning for high performance over wireless networks. The OpenSpeech Product line includes the OpenSpeech Recognizer; OpenSpeech DialogModules, building blocks that support VoiceXML standards; OpenSpeech Platform Integration Kit, a 'get started' toolkit for platform partners to accelerate support for VoiceXML; and OpenSpeech Server, a standards-based client-server architecture. In addition to the OpenSpeech line, we offer our legacy recognizer, SpeechWorks 6.5, and the SpeechSite package. Our TTS, or speech synthesis network-based solution, Speechify, allows callers to hear text read to them by a computer in a natural sounding voice. Finally, we offer a speaker verification solution, called SpeechSecure, which authenticates callers by their unique voiceprint. We complement our suite of network-based products with a professional services organization that offers a range of services, including application development and project management.

   Suitable for incorporation in mobile devices, automobiles and set-top boxes, we offer our embedded speech technology product, Speech2Go, a recognizer that supports a 1,000 word vocabulary with a footprint under 8MB. Our embedded TTS product, ETI-Eloquence, is highly flexible and features a footprint of approximately 1MB.

   Since shipping our first products in 1996, we have received awards for our product capabilities and our industry leadership, including Industry Week's Technology of the Year Award and Frost & Sullivan's Market Strategy Leadership Award. To date, we have licensed our software to more than 500 clients worldwide in a variety of industries including retail, financial services, pharmaceuticals, telecommunications, technology, distribution and travel. Our clients include America Online, Amtrak, AT&T, Continental Airlines, CSFB, e-Plus, E*TRADE, First Union Corporation, GMAC Commercial Mortgage, Hyundai Securities, iBasis/Price Interactive, McKessonHBOC, NetByTel, Nortel Networks, The Hartford Insurance, United Airlines, Yahoo and WorldCom.

Industry Background

   Businesses today share a common goal to improve operating efficiency and to enhance their customer service. Those goals translate to a vision of communicating information and completing transactions with customers anywhere, anytime, using any communications device. Fueled by the rapid growth in wireless communications technologies and services as well as an abundance of internet content available for use in speech services, businesses aim to reach the widest population possible and have made significant investments in their infrastructure to do so. While there is an opportunity based on increased mobile phone usage and device proliferation, wireless networks present an incremental technical challenge for speech recognition compared to landline networks due to limitations on existing cellular technology and signal coverage. Businesses are now seeking to maximize the return on their investments, improve their customer service responsiveness, and capitalize on the substantial growth of the wireless telephone network as a new distribution channel.

The Internet Content Infrastructure

   In the past decade, the internet has emerged as a global communications network and channel for business and has fundamentally changed the way consumers and businesses obtain information, communicate, purchase goods and transact business. Many businesses now define their strategy and assess their ability to compete based on the quality and diversity of the information, products or services they offer online. Increasingly, consumers are retrieving information from online databases and buying goods and services--tickets, stocks, books--without going to a business in person or even speaking with a customer service representative over the telephone. International Data Corporation (IDC) estimates that the internet will continue to grow as a medium for commerce, with nearly one billion people, about 15% of the world's population, using the internet by 2005. It is expected that this usage will generate over $5 trillion in commerce being initiated over the internet by the end of 2005, a 70% compound annual growth rate from $354 billion in commerce in 2000.

The Proliferation of the Telephone

   Despite the internet's growing acceptance, the telephone network is still more widely and readily accessible. Telephones are simple to operate and use the most natural form of communication, the human voice. In January 2002, the International Telecommunications Union estimated that there are over 986 million telephone lines installed worldwide. In 2001, the Yankee Group estimated that by December 2001 there would be approximately 800 million wireless telephone subscribers worldwide, and projected this number will grow to over 900 million subscribers worldwide by the end of 2002.

   To manage the growth in telephone-based interactions, businesses have made significant investments in customer service infrastructures such as call centers staffed with customer service representatives. IDC estimated that worldwide spending on customer relationship management services, which includes expenditures on call centers, exceeded $40 billion in 1999.

   In addition, new technologies are being used, primarily by communications service providers, to provide internet information services such as e-mail, news, stock quotes, weather and sports information to wireless subscribers. With these technologies, businesses are looking to extend access to their internet infrastructure to cellular telephones and other wireless handheld devices such as personal digital assistants or PDAs.

Need for Enhanced Access to e-Business

   The growth of the internet as a global medium for communications and commerce has been driven, in part, by the increased availability of personal computers and easy to use, visual web browser interfaces. However, access to the internet over a personal computer is dependent on consumers having access to a computer and a working internet connection. Further, using a web browser on a personal computer can be difficult and slow. Wireless access to the internet over cellular telephones and other handheld devices has the potential to resolve the mobility and internet connectivity issues presented by internet access over a personal computer. However, while the number of these devices has increased in recent years, display screens on these devices are small and the ability to input information using portable keyboards is constrained, limiting the usability and convenience of this solution. Therefore, the goal of anytime, anywhere access to a wide variety of information services has not yet been fully realized.

   Access to businesses and information over the telephone is somewhat easier than access over the internet because of the greater availability of landline and wireless telephones. Although businesses have made significant investments in staffed call centers, consumers are frequently required to wait on hold for extended periods due to the lack of call center capacity or are unable to speak to a customer service representative due to the high cost of having customer service representatives available around the clock. Businesses have attempted to alleviate this problem by automating call center services using touch-tone technologies. However, the range of services that can be automated using touch-tone is limited, and the interface itself can be very frustrating for users. Touch-tone menus can be difficult to follow and callers often dial "0" to wait for a human operator or hang up rather than use such a system. This can result in poor customer service which may negatively affect customer relations, and ultimately lead to the loss of business.

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

                     "When will my shipment be delivered?"

   Speech recognition and text-to-speech technologies allow callers who would otherwise have to wait for a call center agent to be serviced automatically, and those who might otherwise be frustrated by having to choose from many touch-tone options, to speak directly to the e-business application, thereby achieving their objective faster and easier. Speech-activated services also constitute a key differentiator for companies seeking to provide a convenient, flexible and robust interface for customers to conduct internet transactions through a medium other than a personal computer or PDA.

   Although basic speech recognition technology has existed for decades, until recently, it has not been widely used in telephone applications due to a number of technical and commercial limitations. In order to provide high-quality, speech-activated services to callers, businesses require a solution that:

  .  recognizes a large vocabulary with low error rates,

  . allows users to speak in natural phrases or sentences and to interrupt an application prompt when they are ready with responses or new queries,

  . allows automated services to speak to the user with a natural-sounding yet synthesized voice,

  . provides high-level development and operations tools that are integrated in accepted platforms, including platforms based on new industry standards,

  . includes professional services to assist in one or more phases of the deployment lifecycle, and

  . is sufficiently cost-effective and scalable that it enables an attractive return on investment.

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

   Communication carriers and their partners are building speech-activated services with our products that we believe have the potential to change the way people use the telephone for network services. Applications have been built, and enabled by our software, that can understand phrases such as "Call Mike Phillips at home" and "Forward this message to Bill O'Farrell." These services can differentiate one carrier's service offering from another, thereby increasing the ability of carriers to attract and retain users.

   In addition, a relatively new class of service providers, known as voice or speech portals and unified messaging companies, is using our software to build applications that can understand phrases such as: "What is the weather in Paris?" and "What was the score of the Red Sox game today?" and read-back e-mail or text-based messages in a natural sounding, intelligible voice.

   We complement our products with a professional services organization that offers a range of services, including application development and project management. We have designed these services to shorten time-to-market, reduce project implementation risk, assist our partners and improve our clients' competitive position. We are focused on developing and extending our products and services to provide our partners and clients with a comprehensive means for building, managing and delivering sophisticated e-business applications and services that can be accessed over the telephone.

   Our solutions are designed to provide the following benefits to our clients:

   Lower operational costs. Our enterprise clients can decrease their telephone expense by shortening the average customer call length and by answering common customer questions with a speech application rather than requiring callers to hold for a live agent or employee. Speech-enabled call routing, such as that provided by our SpeechSite product, can increase customer service efficiency by classifying call types and collecting pertinent information prior to transferring calls to an appropriate representative. This means that the same number of customer service representatives can answer a significantly higher volume of calls. We believe that off-loading repetitive calls to a speech application and routing the more challenging transactions to highly-trained customer service representatives can also increase employee job satisfaction and decrease staff turnover. Additionally, our solutions can support multiple languages on a single system, thereby reducing the number of platforms and telephone numbers required. We believe our efficient speech recognition engine and our single system architecture obviate the need for dedicated recognition servers, which can result in a lower total cost of ownership than many other alternative architectures.

   Increased revenues. Companies that implement speech-activated solutions can use the additional, ubiquitous access to their online services to differentiate their e-business offering from their competition and thereby increase customer loyalty and reduce customer turnover. Many e-business applications that were difficult to use with touch-tone technology, such as stock trading and flight booking, can be more readily provided over the telephone with our speech solutions. Online brokerages, for example, have used our products to extend their automated services to new users who are not online and to enable existing online subscribers to conduct trades when they are unable to access the web with a visual internet browser. Increased automation of incoming calls can free up call center agents to take on cross-selling and other revenue-generating activities. In some cases, the speech service itself can offer cross- and up-sell to callers, thereby enabling revenue generation. Using our products, carriers can offer new, revenue-generating services to wireless or landline telephone users, such as speech-activated dialing and voice access to instant messaging and information or voice portals.

   Increased customer satisfaction and retention. Our speech-activated services provide our clients' customers with a variety of services that are accessible from any telephone, 24 hours-a-day, seven days a week. A caller is generally not required to wait on hold or navigate complex touch-tone menus. Our clients can personalize an application's dialog to match their callers' needs, for example "Would you like to ticket your regular trip to Chicago, Mrs. Jones?" Our speech-activated solutions also include barge-in technology that enables callers to interrupt an application prompt with responses or new queries, thereby completing the transaction more efficiently. Customers that are becoming accustomed to accessing account or other information on the web can now benefit from easy telephone access to the same information or services. Customers are ultimately given more control if they can choose how--web browser, mobile device, or telephone--and when to retrieve information or conduct transactions.

   Superior technology and architecture. Our speech recognition technology allows our clients' applications to recognize spoken words and phrases based in part on a self-learning feedback loop that can be configured to automatically adapt the system to user characteristics such as accents and pronunciations. Natural language processing capabilities allow callers to speak in complete phrases and sentences and can be configured to provide hints that alert novice or first-time users to these capabilities. Taking advantage of dramatic increases in host processing power, we offer speech recognition solutions that operate in one integrated system. We also offer a client-server configuration of our software, and software that functions within the emerging industry standard, VoiceXML. Our speech synthesis technology enables callers to hear dynamically-generated text read to them in a voice that sounds natural in pronunciation, tone and cadence. These elements of our technology, integration and architecture, enable our clients to develop and deploy speech-activated applications reliably and cost-effectively.

   High level tools for rapid time to market. We offer patented, high-level building blocks, known as DialogModules(TM), that make it easy for developers to build speech applications with proven and consistent call flows and user interfaces. The availability of DialogModules tailored for specific situations gives our clients the ability to more easily create and maintain applications and achieve reductions in development cycle time and cost per deployed application. DialogModules have been tightly integrated into well-known toolkits from leading vendors such as InterVoice-BRITE, Aspect Communications, Comverse Technology, Avaya and Intel so that developers can begin to build applications quickly. We also offer operations and tuning tools that enable our clients to evaluate and improve deployed applications, based on actual caller experiences, quickly and easily.

Products

   We offer a comprehensive suite of speech recognition, synthesis and verification products for over-the-telephone applications:

  OpenSpeech(TM) Product Line

   Our OpenSpeech product line is a speech recognition solution optimized for VoiceXML, the emerging standard for speech services.

      OpenSpeech Recognizer: Version 1.0 offers a number of new features that are designed to enhance performance as well as make it easier to integrate speech recognition with a variety of platforms and solutions. Our speech recognition performance metrics have been recently improved in connection with the Finite State Transducer (FST) technology licensed from AT&T as part of a relationship with AT&T.

      OpenSpeech Browser P.I.K.: The OpenSpeech Browser Platform Integration Kit offers developers the capability to build a VoiceXML-based browser in C/C++. Key elements include: OpenVXI SpeechWorks open source VoiceXML interpreter; limited number of licenses to use two SpeechWorks products, OpenSpeech Recognizer 1.0 and Speechify (TTS); APIs to speech recognition and text-to-speech; and a prompting engine for VoiceXML.

      OpenSpeech Server: OpenSpeech Server allows SpeechWorks OpenSpeech Recognizer to perform in a client-server environment. OpenSpeech Server enables a distributed architecture where calls to a speech client can be assigned to one of many speech recognition servers. The client handles the tasks of telephony and application processing with the platform code or the VoiceXML browser, and communication via

   OpenSpeech Server software with the servers handling the tasks of speech recognition. OpenSpeech Server is positioned for organizations requiring the flexibility and scalability offered by a client-server architecture--typically telecommunication providers, carriers and application service providers.

      OpenSpeech DialogModules: Our patented OpenSpeech(TM) DialogModules(TM) are pre-packaged reusable building blocks that accelerate application development in VoiceXML environments. Speech application developers use this patented technology to accelerate time-to-market and deliver a consistent user interface for high-quality, speech-enabled VoiceXML content. Through OpenSpeech(TM) DialogModules(TM), application developers are to spend more time building applications rather than writing low-level speech code, which is typically tedious to write and difficult to learn. As a result, developers can code applications more quickly.

SpeechWorks(R)

   SpeechWorks(R) is a complete solution for speech-enabled applications over the telephone. Its award-winning architecture, based on research initially conducted at the Massachusetts Institute of Technology, provides both the recognition technology and the tools required to deploy state-of-the-art applications quickly. Available in eighteen languages, the SpeechWorks solution includes:

  . SpeechWorks SMARTRecognizer(TM): The SpeechWorks engine recognizes more than 70,000 words as well as complete phrases and sentences, supports multiple languages and dialects and through a self-learning feedback loop, continuously improves accuracy levels in deployed systems.

  . SpeechWorks Dialog Modules(TM): These applications building blocks represent frequently used functions (such as capturing a yes/no response or a date) as reusable software objects to simplify and speed development.

  . SpeechWorks Tools: Speech Works 6.5 includes a unique, graphical suite of Vocabulary Editors, Grammars, Natural language and Turning Tools. With them, customers can track system performance and caller responses, and automatically tune interface to improve, high levels of caller success.

   Speechify(TM)--Speechify Text-to-Speech (TTS) product delivers high voice quality using concatenative synthesis technology licensed from AT&T. Speechify provides natural sounding TTS available for use in applications such as e-mail reading, call center applications for delivering rapidly changing information, and conversion of other text input to audio formats such as stock quotes and navigational information. Speechify is available in both male and female voices in the following languages: US English, Continental French and Spanish.

   Eloquent ETI(TM)--Eloquent ETI Text-to-Speech provides high quality TTS using formant technology. Leading ETI attributes include support for thirteen languages, including US English, UK English, Castillian Spanish, Mexican Spanish, Standard French, Canadian French, German, Brazilian Portuguese, Italian, Finnish, Mandarin Chinese, Japanese and Korean. Our Eloquent ETI product uses formant technology to create highly intelligible speech, which is compact enough to be embedded in mobile and other handheld devices. An ability to synthesize voices from adult to child, male and female is provided.

   SpeechWorks SpeechSite(TM)--SpeechSite brings the model of self-service to the telephone by providing speech enabled auto-attendant service and information retrieval 24 hours a day.

   SpeechSecure(TM)--SpeechSecure provides authentication of callers based on a biometric comparison of their "voice print" to a previously recorded sample. SpeechSecure is difficult to deceive. It can enhance callers' experience by removing the need to touchtone PIN numbers while also increasing the level of security for a speech-enabled application. This product was developed from technology licensed from unrelated third parties.

Additional Product Features

   Vocabularies--Our vocabularies allow developers to more quickly deploy applications using pre-built repositories of .wav files. Vocabularies available include:

  . Stocks--Covers a recognition vocabulary of all stock symbols on the AMEX, NYSE and NASDAQ. Canadian and Singapore exchanges are also available.

  . Name--Supplies a recognition vocabulary of 90,000 names, 12,000 of which have been pre-recorded for audio playback.

  . Address--Uses the US Postal Service database of street mailing addresses as a recognition vocabulary. All states and most common street and city names have been pre-recorded and are available for playback. Non-recorded address information can be spelled-back for confirmation.

   Voice Enrollment--Allows callers to add a vocabulary item over the phone to an application. One example is to assign a name to a phone number for voice activated dialing.

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

   SpeechWorks Here(TM) Customer Programs--We offer a money-back guarantee and provide our customers with marketing services that encourage high usage to promote returns on investment.

Solutions and Support Services

   We recognize that many clients want more than a software-only solution. We therefore complement our products with a high quality professional services organization that offers a wide range of services. Our professional services organization supports our clients with business and systems consulting, project management and application development assistance. We have designed these professional services to shorten time-to-market, assist our clients, reduce project implementation risk and improve our clients' competitive position. We believe that our ability to successfully deliver an integrated solution to our clients provides us with a significant competitive advantage in the market for speech-activated solutions for e-business.

   These solution services are provided by staff located in Boston, New York and San Francisco as well as in our international offices in Canada, Mexico, the United Kingdom, France, Japan, Australia and Singapore. We provide dedicated teams of professionals who follow our speech application development lifecycle to help our clients deploy their speech applications and seek caller satisfaction. The primary solutions and support services we offer our clients include the following:

      Rapid prototyping. We offer a rapid prototyping process that allows potential clients to explore quickly and cost effectively the capabilities of over-the-telephone, speech-activated applications. In our rapid prototyping process, clients can experiment with speech recognition technology, user interfaces and the tools required to build speech-activated services. An application prototype helps potential clients experience real-world caller interactions and can serve as the foundation for a full-scale production system.

      Speech application development lifecycle. We have created a proprietary speech application development lifecycle, which is a disciplined project management process to promote successful implementation of our solutions. Our lifecycle approach is based on three primary phases: specification, development and deployment. In the specification phase, we assess the functional, design and integration requirements of the system and prepare a preliminary user interface specification. During the development and deployment phases, developers are trained to pay particular attention to the iterative testing and tuning of the application's user interface. In addition, this approach supports parallel development of database and telephony system integration requirements supporting efficient and timely deployments. We believe that our speech application development lifecycle has been an important reason for our success, and our clients' success.

      User interface design. We employ a team of user interface engineers and human factors experts who study how people interact with computers to design the most effective interface for a client's specific application. This team follows a three-phase process: research, design and testing. In the research phase, our engineers seek to understand the needs and desires of our clients and their callers. In order to help make a caller's experience effective and enjoyable, in the design phase, our engineers consider the implications that our interface design may have on callers by taking into account call flow, functionality, and the application's personality. Then our interface engineers conduct usability tests and periodically monitor and improve call flow, prompts, and recognition accuracy.

      Training. We offer training programs that provide clients with a review of our products and services and an introduction to the process of building speech applications. Our lectures and interactive workshops provide instruction on embedding our software in a production-quality, runtime environment and developing state-of-the-art natural language recognition capabilities.

      Maintenance and support. We also offer our clients a range of maintenance and support programs. These support programs include telephone and e-mail support, web access to knowledge databases, technical support, software patches and upgrades, and varying service level options. Application consulting, user interface design and tuning services are also available to our clients.

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

   Speech recognition. The distinguishing features of our network-based speech recognition technology include the following:

  . Segment-based statistical models. Our speech recognition system is based on work on segmental systems performed for many years at the Massachusetts Institute of Technology and other research groups. The segmental approach, unlike the frame-based, Hidden Markov Model approach, is able to take into account the entire phonetic segment. This allows our product to better account for the static and dynamic properties of individual speech sounds which increases accuracy and reduces the overall amount of computation needed for a given recognition task.

  . Barge-in. Barge-in technology allows callers to interrupt the outgoing prompts by speaking over them and allows our recognizer to understand what the user said when interrupting. We have developed patented technologies to provide state-of-the-art barge-in performance. We believe that clients using our technology were the first to support barge-in functionality in large scale, production applications.

  . Dynamic vocabularies. Many traditional speech recognition engines require that the recognition vocabulary be defined and compiled at application development time. However, there are many applications where the necessary vocabulary must be generated while the application is running. We have therefore engineered our speech recognition engine to allow rapid, dynamic updates of recognition vocabularies.

  . Automatic adaptation. We have incorporated a process to support automatic adaptation of the recognition models of our engine. The result is that, through a fully automated process, the SpeechWorks engine is able to reduce error rates by 30-60% over time as it is used for some applications.

  . Finite State Transducer (FST). FST technology, licensed via the SpeechWorks/AT&T relationship and incorporated into the OpenSpeech Recognizer, allows vocabulary expansion beyond 1 million words. Transmission bandwidth, CPU loading, and recognition accuracy may be negatively affected and therefore must be considered when evaluating the feasibility of large vocabularies.

   Text-to-speech (TTS). The ability to take plain text and convert it automatically into speech utilizes two basic methods to build the voice output, concatenative and formant synthesis. Concatenative TTS reads text by reassembling tiny slices of pre-recorded speech in real time. Formant-based TTS is synthetically generated according to preprogrammed pronunciation rules. We offer products using both these technologies to meet our clients' needs. Speechify uses concatenative technology, licensed from AT&T and enhanced by us, to generate natural, human sounding speech. Our SpeechWorks ETI-Eloquence product uses formant technology to create highly intelligible speech, which is compact enough to be embedded in mobile devices.

   Standards. We have been helping to drive evolving standards in a number of areas in the telephone-based speech recognition industry. This includes participation in the Enterprise Computer Telephony Forum, or ECTF, to define the S.100 and S.300 APIs for speech recognition along with driving development of standards for Dialog Application Components in the ECTF architecture. We are an active participant in the World Wide Web Consortium, or W3C, Voice Browser working group, which is developing standards such as VoiceXML for speech applications and interfaces using web-based programming methods. We are among the founding six members of Speech Application Language Tags Forum, an emerging standard for multimodal applications.

Sales and Marketing

  Sales

   We sell our products and services both directly through a sales force and indirectly through third-party value added resellers and system integrators.

   Sales Force. As of December 31, 2001, we have a sales force in North America that consists of three vice presidents, 9 regional sales directors, 16 sales engineers, and 38 sales representatives located in 12 states and Canada. This sales force represents our products and services to enterprises, channel partners and carriers in North America. We support the sales efforts of our value added resellers and system integrators outside of North America with an international sales force of 19 located throughout Europe, Asia Pacific, and Latin America.

   Indirect Sales/Channel Partners. As of December 31, 2001, we have a network of over 150 resellers, OEMs, application service providers and systems integration partners located in the United States, Canada, United Kingdom, France, Germany, South Korea, Australia, Singapore and other countries that distribute and implement our solutions around the globe. Our value added resellers and system integrators have experience in interactive voice response platforms, system integration of communication applications or hosting expertise for interactive voice response applications. Our resellers increase our coverage of global markets and fulfill the diverse application and service opportunities for our software and services.

  Marketing

   Our marketing strategy is focused on educating prospects on the benefits of speech services and assisting prospects and partners in identifying, evaluating and deploying speech services. We also seek to build brand awareness of SpeechWorks as a leading provider of software products and professional services that enable enterprises and carriers to offer automated, speech-activated services. In February 2002, Frost & Sullivan awarded us the Award for Business Development Strategy that recognizes "the company's ability to best perceive consumer needs, develop products and/or services that meet consumer needs, successfully introduce products or services to the industry, and identify new market segments to expand the existing customer base."

   Our strategic demand-generation campaigns use both traditional and electronic media. Our print advertising focuses on targeted trade and business publications, including telecommunications, internet and other categories. We conduct both live seminars and web seminars and participate in a number of trade shows and other industry events. We also provide speakers from our company to represent us at a number of industry forums.

   Our marketing strategy also includes public relations efforts designed to convey our message to appropriate audiences. We reinforce this through our ongoing communications with a number of key industry analysts and press representatives.

   To better assist our prospects in identifying high-yield speech services, we introduced SpeechWorks Here S.T.E.P., Speech Technology Evaluation Process. A sales and marketing process designed to serve prospects as they evaluate speech solutions for their company, S.T.E.P. is a customized 5-step process that helps companies select and deploy speech solutions.

  Competition

   A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the speech recognition and TTS software market include AT&T, Elan, Fonix, IBM, Lucent Technologies, Microsoft, Nuance Communications, Philips Communications, Rhetorical, ScanSoft, and Phonetic Systems. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective clients.

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

   In addition, some of our competitors, in particular the larger ones, may be able to offer products, systems, technologies or services which we do not offer, along with their products and services which are competitive with ours.

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

   Our research and development expenses for 2001, 2000, and 1999 were $14.6 million, $9.1 million and $5.2 million, respectively. We expect that we will continue to commit significant resources to research and development in the future. All research and development expenses have been expensed as incurred.

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

   To date we have obtained six U.S. patents. We have twelve pending U.S. patent applications and twenty-three pending patent applications outside of the U.S., in the European Patent Office, Hong Kong, Australia, Canada, China, Japan, Taiwan and Singapore. Additionally, we pursue registration of our key trademarks and service marks in the U.S. and, in many cases, internationally. However, effective patent, trademark, service mark, copyright and trade secret protection may not be available or sought by us in every country in which our products and services are sold.

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

Employees

   As of December 31, 2001, we had 409 employees worldwide, including 122 in research and development, 125 in service and support, 104 in sales and marketing and 58 in finance and administration.

Item 2.  Properties

   Our principal offices are located at 695 Atlantic Avenue, in Boston, Massachusetts, where we lease approximately 53,600 square feet under leases that expire in September 2004. We also maintain regional sales and development offices in New York, San Francisco, Montreal (Canada), Puebla (Mexico), Singapore and Woking (England), as well as regional sales offices in Chicago, Atlanta, Dallas, Reston (Virginia), Sydney (Australia), Paris (France), Tokyo (Japan) and Seoul (South Korea). The leases for the development offices in New York, San Francisco and Montreal expire at various times through 2016. The leases for the regional sales offices are short-term. We believe that our existing facilities are adequate for our current needs.

Item 3.  Legal Proceedings

   To our knowledge, we are not engaged in any legal proceeding that we expect to have a material adverse effect on our business.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information concerning our executive officers as of February 28, 2002:

    Name                 Age Position
    ----                 --- --------
    Stuart R. Patterson. 45  President, Chief Executive Officer and Director
    Richard J. Westelman 44  Chief Financial Officer
    Mark A. Holthouse... 46  Senior Vice President of Operations
    Michael S. Phillips. 40  Chief Technology Officer and Director
    Steven Chambers..... 39  Vice President of Worldwide Marketing
    Joseph Murphy....... 46  Vice President of Sales
    Howard A. Gross..... 44  Vice President of International
    William Ledingham... 40  Vice President of Product Development
    Charles Rutledge.... 37  Vice President of Customer Solutions
    Alan Schwartz....... 36  Vice President of Business Development
    Alexandra LaMaster.. 32  Vice President of People Strategy
    Doron Gorshein...... 37  Vice President and General Counsel

   Stuart R. Patterson has served as our President since September 1997 and as our Chief Executive Officer and a director since May 1998. Prior to joining us, from May 1997 to September 1997, he served on the board of BBG New Media, Inc., a developer of high-end web sites, which was bought by Think New Ideas, Inc., now AnswerThink Consulting Group, in September 1997. From May 1996 to March 1997, he served as Vice President and Line of Business Manager at Voxware, Inc., a developer of digital speech and audio technologies and solutions. From August 1994 to May 1996, he served on the Advisory Board of Voxware. From September 1987 to April 1996, he co-founded and served as the Chief Executive Officer of Vicorp Interactive Systems, Inc., a developer of large-scale voice and data applications based on open systems tools and platforms.

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

   Howard A. Gross joined us as our Vice President of International in February 2001. From June 1999 to February 2001, he was President and Chief Operating Officer of IT Network, Inc., a provider of unbranded audio and text content for wireless and wireline telephony and Internet companies. From June 1998 to June 1999, he was an independent consultant working with IT Network, Inc. From 1988 through 1998, he was with Brite Voice Systems, Inc. (now InterVoice-Brite), where he held various positions, including Vice President and Managing Director, Asia Pacific, Vice President Operations, and Vice President Corporate and Legal Affairs.

   William Ledingham has served as our Vice President of Product Development since July 1995. From 1989 to 1994, he held a number of marketing management positions at Stratus Computer, a computer hardware company.

   Charles Rutledge has served as our Vice President of Customer Solutions since November 1998. From 1993 to 1998, he was a manager with Andersen Consulting (now Accenture) in their Financial Services practice.

   Alan Schwartz has served as our Vice President of Business Development since July 2000. From March 1997 until July 2000, he held various positions at AT&T, including New Market Development Director for AT&T Labs. From August 1995 to March 1997, he worked as an attorney for the New York office of Debevoise & Plimpton and from September 1994 to August 1995 he worked as an attorney for the Toyko office of Nishimura & Partners.

   Alexandra LaMaster joined us in January 1999 as Director of People Strategy and has served as our Vice President of People Strategy since November 2000. From June 1995 to December 1998 she held various positions at The Open Group (previously Open Software Foundation) including Human Resource Manager.

   Doron Gorshein joined us in November 2001 as our Vice President and General Counsel. From May 1999 to October 2001 he held the position of Vice President and Associate General Counsel at EchoStar Communications Corporation. From September 1996 to April 1999, he was legal counsel at Voxware. Prior to that, he held legal and business positions at ECI Telecom and Turner Broadcasting System.

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

                                                        Common Stock
                                                       --------------
                                                        High    Low
          -                                            ------- ------
          2001:
             Fourth Quarter........................... $ 11.65 $ 4.55
             Third Quarter............................ $ 15.40 $ 4.10
             Second Quarter........................... $ 18.13 $ 4.81
             First Quarter............................ $ 48.00 $ 6.31
          2000:
             Fourth Quarter........................... $ 99.50 $25.63
             Third Quarter (beginning August 1, 2000). $108.50 $44.98

   On February 28, 2002, the last sale price of the common stock was $7.90.

Stockholders

   As of February 28, 2002, there were approximately 444 stockholders of record of the 32,437,839 outstanding shares of common stock.

Dividends

   We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth. Additionally, our credit facility currently prohibits the payment of cash dividends on our capital stock.

Use of IPO Proceeds

   In August 2000, we completed our initial public offering of 5,462,500 shares of common stock. The offering raised approximately $100 million, net of offering expenses, for us. The following table sets forth our cumulative use of the net offering proceeds as of December 31, 2001:

        Purchase and installation of machinery and equipment $ 2,621,000
        Acquisition of other business.......................   5,379,000
        Repayment of indebtedness...........................     500,000
        Investment in unrelated third party.................     500,000
        Working capital.....................................          --
        Temporary investments:
        Cash and cash equivalents...........................  89,325,000
           All other purposes...............................          --

   The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in our Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

Item 6.  Selected Consolidated Financial Data

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001 and 2000 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data as of December 31, 1999, 1998 and 1997 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. There is no difference between basic and diluted net loss per common share since potential shares of common stock from the conversion of preferred stock and the exercise of options and warrants are anti-dilutive for all periods presented.

                     SELECTED CONSOLIDATED FINANCIAL DATA

                                                                              Years Ended December 31,
                                                                   ----------------------------------------------
                                                                     2001      2000      1999     1998     1997
                                                                   --------  --------  --------  -------  -------
                                                                        (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
   Product licenses............................................... $ 25,836  $ 16,356  $  3,680  $ 1,567  $   949
   Professional services..........................................   16,146    11,260     5,944    2,873      982
   Other revenues.................................................    3,052     2,681     4,387    1,410      111
   Non-cash stock compensation....................................   (1,093)     (273)       --       --       --
                                                                   --------  --------  --------  -------  -------
       Total revenues.............................................   43,941    30,024    14,011    5,850    2,042
                                                                   --------  --------  --------  -------  -------
Cost of revenues:.................................................
   Cost of product licenses.......................................      350       214       153       52       54
   Cost of professional services--non-cash stock
                             compensation.........................      617       538       139       --       --
                        --all other expenses......................   10,372     8,374     4,991    1,982      678
   Cost of other revenues.........................................    2,512     1,844     2,987      890       90
   Amortization of purchased technology...........................    1,131        --        --       --       --
                                                                   --------  --------  --------  -------  -------
       Total cost of revenues.....................................   14,982    10,970     8,270    2,924      822
                                                                   --------  --------  --------  -------  -------
Gross profit......................................................   28,959    19,054     5,741    2,926    1,220
                                                                   --------  --------  --------  -------  -------
Operating expenses:
   Selling and marketing--non-cash stock
                        compensation..............................    5,567     3,045       225       --       --
                   --all other expenses...........................   27,850    19,802     9,254    3,867    1,074
    Research and development--non-cash stock
                         compensation.............................      559       472        97       --       --
                       --all other expenses.......................   14,056     8,652     5,164    1,881    1,969
   General and administrative--non-cash stock
                         compensation.............................      425       398        47       --       --
                       --all other expenses.......................   24,555    17,300     6,693    3,157    1,057
   Amortization of intangible assets..............................    6,509     1,916        --       --       --
                                                                   --------  --------  --------  -------  -------
       Total operating expenses...................................   79,521    51,585    21,480    8,905    4,100
                                                                   --------  --------  --------  -------  -------
Loss from operations..............................................  (50,562)  (32,531)  (15,739)  (5,979)  (2,880)
Interest and other income, net....................................    3,758     3,244       276      219      360
                                                                   --------  --------  --------  -------  -------
Loss before income taxes..........................................  (46,804)  (29,287)  (15,463)  (5,760)  (2,520)
Provision for income taxes........................................       45       309        --       --       --
                                                                   --------  --------  --------  -------  -------
Net loss..........................................................  (46,849)  (29,596)  (15,463)  (5,760)  (2,520)
Accretion and deemed dividend on redeemable convertible
  preferred stock.................................................       --    (6,955)   (1,904)    (789)    (533)
                                                                   --------  --------  --------  -------  -------
       Net loss attributable to common stockholders............... $(46,849) $(36,551) $(17,367) $(6,549) $(3,053)
                                                                   ========  ========  ========  =======  =======
Basic and diluted net loss per common share....................... $  (1.46) $  (2.29) $  (3.28) $ (1.44) $ (0.83)
Shares used in computing basic and diluted net loss per
  common share....................................................   31,981    15,935     5,298    4,537    3,696

                                                          December 31,
                                         ---------------------------------------------
                                           2001     2000     1999      1998     1997
                                         -------- -------- --------  --------  -------
                                                         (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents............... $ 55,534 $ 99,203 $ 11,474  $  4,486  $   426
Marketable securities...................   24,264   14,370       --        --       --
Working capital.........................   79,002  115,920   12,133     5,156    4,764
   Total assets.........................  124,788  144,374   20,566     9,162    6,437
Long-term debt, net of current portion..    1,201      292      833       161      414
Redeemable convertible preferred stock..       --       --   43,507    17,749    9,974
   Total stockholders' equity (deficit).  107,859  131,439  (28,248)  (11,457)  (4,948)

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

Overview

   We are a leading provider of software products and professional services that enable enterprises, carriers and voice portals to offer automated, speech-activated services over any telephone. With our speech recognition solutions, consumers can direct their own calls, obtain information and conduct transactions automatically, simply by speaking naturally over any telephone, anytime. Our solutions are designed to help businesses build sustainable customer relationships over the telephone, provide improved and cost-effective customer service systems, increase the returns on their internet-related investments and capitalize on a variety of new business opportunities.

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

   We also occasionally resell hardware products made by third parties, including products such as voice-processing equipment that run our software, as well as facilities management services that are provided by third-party call centers. We only resell hardware or facilities management services when clients expressly request that we do so and therefore, such revenue is considered other revenue.

   We market our products and services primarily in North America, Europe, and AsiaPacific. We sell our products and professional services to our enterprise and carrier clients through our direct sales force, and indirectly through value-added resellers and original equipment manufacturers ("OEMs"). We also sell our products and services to service bureaus, application service providers, and portals who use them to offer speech-enabled services to their customers. We currently have relationships with over 150 value-added resellers and OEMs. We are aggressively expanding our reseller and OEM relationships. Total revenue from our resellers, OEMs and application service providers accounted for 55.7% of our total revenue for 2001, 47.6% of our total revenue for 2000 and 21.2% of our total revenue for 1999. We expect that revenue derived from sales to resellers and OEMs will continue to increase as a percentage of our total revenue for the foreseeable future as we focus on and expand our distribution channels.

   In 2001, Intervoice-BRITE represented 19.3% of our total revenue. In 2000, InterVoice-BRITE represented 16.1% of our total revenue. In 1999, United Airlines represented 33.7% of our total revenue and InterVoice-BRITE represented 10.9% of our total revenue.

   We began selling our products and services to clients outside the United States in 1999, and these sales accounted for 9.4% of our total revenue for 2001, 13.8% of our total revenue for 2000 and 2.6% of our total revenue for 1999. We expect the portion of our total revenue derived from sales to clients outside the United States to increase as we expand our international sales efforts and distribution channels.

   Our cost of revenue consists of the cost of our product licenses, cost of professional services, and cost of resold hardware and services, including SpeechSite hardware, and amortization of purchased technology. Cost of product licenses consists of royalties that we pay to Massachusetts Institute of Technology and International Business Machines that is equal to a percentage of our product license revenue for automated speech recognition and certain text-to-speech products, respectively. This amount as a percentage of total revenues was 1.4% in 2001, 1.3% in 2000 and 4.2% in 1999. Cost of professional services revenue consists of our direct labor and related benefits costs, taxes and project-specific travel expenses. Cost of other revenue consists of the cost of third-party hardware, which we resell, and payments to the third-party providers of outsourced facilities management services and SpeechSite hardware. Amortization of purchased technology represents the write-off of technology acquired in the purchase of Eloquent Technolgoy, Inc. ("ETI"). These technologies are being amortized over their expected useful life of 60 months.

   Our selling and marketing expenses consist primarily of compensation and related expenses, sales commissions and travel expenses, along with other marketing expenses, including advertising, trade shows, public relations, direct mail campaigns, seminars and other promotional expenses. Our research and development expenses consist primarily of compensation and related expenses for our personnel and, to a lesser extent, independent contractors, who work on new products, enhancements to existing products and the implementation of our products in new languages. Our general and administrative expenses consist primarily of compensation for our administrative, financial and information technology personnel, occupancy and overhead expense, and company-wide professional fees, including recruiting, legal and accounting fees, as well as increases to our allowance for doubtful accounts. Our non-cash stock compensation charges result from non-cash charges for options issued with exercise prices that are less than the fair market value of our common stock on the date of grant and the fair value of warrants issued to non-employees.

   We receive interest income by investing the proceeds that we raised in our prior equity financings and our initial public offering. Interest expense is incurred primarily from amounts we owe under our line of credit and capital lease lines of credit.

   Due to our operating losses, we have recorded no provision or benefit for U.S. federal or state income taxes in relation to these losses for any period since our inception. During 2001 and 2000, we recorded a provision for income taxes of $45,000 and $309,000, respectively, representing amounts owed in foreign jurisdictions related to income of our foreign operations. As of December 31, 2001, we had $47.3 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. Our ability to use these net operating losses in future periods is not sufficiently assured and therefore, these tax assets carry no value on the balance sheet.

Critical Accounting Policies and Significant Judgments and Estimates

   Our critical accounting policies and significant judgements and estimates are as follows:

.. Revenue recognition;

.. Estimating valuation allowances, specifically the allowance for doubtful accounts;

.. Valuation of long-lived and intangible assets and goodwill;

.. Acquisition accounting; and

.. Stock compensation accounting.

   Revenue recognition.   We derive our revenue from three sources: product
licenses, professional services, including maintenance and support, and the resale of hardware and facilities management services. We sell product licenses either directly to clients or through third-party distribution channels. To support the sale, installation and operation of our products, we also provide professional services, consisting of developing custom software applications, user interface design consulting, project management, training, maintenance and technical support. We resell hardware products provided by third parties, including products such as voice-processing equipment that run our software, as well as facilities management services that are provided by third-party call-centers. We expect the resale component of our total revenues to decrease as a percentage of our total revenues over time. We only resell hardware or facilities management services when clients expressly request that we do so and therefore, such revenue is considered other revenue.

   Our typical customer arrangement includes a signed contract between the customer and us in which we generally offer payment terms ranging from 30 to 90 days, no rights of return of delivered products and a limited warranty period of 30 to 90 days based on agreed product specifications.

   We recognize revenue in accordance with Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-9, and the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements. We recognize revenue from the licensing of software, provided that no significant obligations remain, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured, as follows:

  . When we license our software and do not provide any professional services, we recognize the license revenue when we ship the software to the client.

  . When OEM's license our software, we receive a royalty. We recognize the revenue from these royalties upon delivery to the third party when such information is available, or when the OEM notifies us of the sale.

  . When we license software in connection with custom software applications developed by us, we recognize the revenue over the life of the development project, concurrent with any related services fees as described below.

   Typically, we do not consider professional services, other than the development of custom software applications, to be essential to the functionality of the other elements of our software arrangements. The other professional services are limited and primarily include training and feasibility studies. We recognize the revenue from professional services, provided that evidence of the arrangement exists, the fees are fixed or determinable and collectibility is reasonably assured, as follows:

  . When we provide professional services for a fixed fee, we recognize revenue from the fees for such services and any related software licenses as we complete the project using the percentage-of-completion method. We determine the percentage-of-completion by comparing the labor hours we have incurred to date to our estimate of the total labor hours required to complete the project based on regular discussions with our project managers. This method is used because we consider expended labor hours to be the most available measure of progress on these projects. Adjustments to contract estimates are made in the periods in which facts resulting in a change become known. When the estimate indicates a loss, such loss is provided for in its entirety. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

  . When we provide services on a time and materials basis, we recognize revenue as we perform the services, based on actual time incurred.

  . When we provide support and maintenance services, we recognize the revenue ratably over the term of the related contracts, typically one year.

   Our sales frequently include, under related contracts, software licenses, related professional services and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on its fair value, equal to its stated list price as a fixed percentage of the related software product's price. The remainder of the total contract value is then attributed to the software license and related professional services, with the effect that discounts inherent in the total contract value are attributed to the software license and related professional services. For revenue classification, we allocate the contract value remaining after allocation to maintenance and support using the fair value of professional services, based on the fee charged when services are sold separately, and record that as professional services revenue; all remaining amounts are recorded as product license revenue.

   Under our maintenance and support arrangements, we offer unspecified upgrades and enhancements on software products only on a when-and-if-available basis. Typically, we do not contract in advance for specified upgrades, enhancements or additional software products. In arrangements where we agree to provide additional products, specified upgrades or enhancements, we allocate revenue from the entire arrangement among all elements of the order, including future deliverables, based on the relative fair values when products are sold separately, of each element of the arrangement. We defer recognition of revenue allocated to the specified future deliverable until delivery has occurred and any remaining contractual terms relating to that element have been met. In situations where fair value does not exist for all elements to be delivered under the arrangement, we defer all revenue from the arrangement until the earlier of the date when all elements have been delivered or fair value exists for all undelivered elements. We do not offer rights of return to our customers. In situations where negotiated contracts require rights of return, we do not recognize revenue until all significant obligations have been delivered and accepted by the client.

   When we resell hardware, we recognize the revenue when we deliver the hardware. We recognize the revenue from resold facilities management services in the period that the services are provided.

   At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from the invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due.

   We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer by reviewing credit reports from Dun and Bradstreet, as well as bank and trade references. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

   Allowance for doubtful accounts. Management must make estimates of any uncollectibility of our accounts receivable resulting from the inability of our customers to make payments. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We record the allowance for doubtful accounts on a specific identification basis. If the financial condition of our customers deteriorates after entering into a revenue arrangement resulting in an impairment of their ability to make payments beyond that estimated by management, additional allowances may be required. Significant judgments and estimates are involved in assessing the collectibility of customer transactions. Different assumptions could yield materially different results. Our accounts receivable balance was $12.7 million, net of allowance for doubtful accounts of $1.4 million, as of December 31, 2001.

   Long-lived assets. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  . Significant underperformance relative to expected historical or projected future operating results;

  . Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

  .  Significant negative industry or economic trends.

   When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of the assets exceeds related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. Net intangible assets, long-lived assets, and goodwill amounted to $27.7 million as of December 31, 2001.

   Acquisition accounting. In January 2001, we acquired Eloquent Technology, Inc. (ETI) for total consideration of $18.8 million which was allocated to net tangible assets and liabilities acquired of ($198,000), completed technology of $5.7 millon and goodwill of $13.4 million. The fair value of the completed technology was determined based on the discounted estimated future cash flows from the sale of the completed technology, including the assumption that we would generate enough revenue from the licensing of this technology to meet the minimum royalty payments owed to IBM under a development and royalty agreement. Actual results during the year ended December 31, 2001 were consistent with our estimated cash flows. We estimated that the useful life of the acquired technology would be five years. Significant judgments and estimates are involved in determining the fair market value of assets acquired and their useful lives. Different assumptions could yield materially different results.

   Stock compensation accounting. In connection with the grant of certain options to employees and directors through June 30, 2000, we recorded deferred stock compensation within stockholders' equity of $10.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant.

   Additionally, on August 1, 2000, in connection with the sale of common stock in private placements to Net2Phone and America Online (AOL), concurrent with our initial public offering, we recorded deferred stock compensation within stockholders' equity of $5.4 million. This amount represents the difference between the price of the public offering of $20.00 per share and the price paid by Net2Phone and AOL of $12.46 per share. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered arrangements. In each reporting period, such amortization is reflected as a reduction of revenues resulting from the arrangements; to the extent that the amortization exceeds such revenues, the residual is reflected in operating expenses.

   On June 30, 2000, we issued a fully-vested warrant to purchase up to 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. In accordance with EITF 96-18, the estimated value of this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $11.2 million, which is being amortized to selling and marketing stock compensation expense over the three-year term of the agreement. The warrant, which has an exercise price of $12.46 per share, becomes exercisable upon the earlier of June 30, 2002 or in three equal installments upon the achievement of certain performance targets. The warrant may be exercised at the option of the holder, in whole or in part, at any time on or before the fifth anniversary from the date that portion of the warrant becomes exercisable.

   Significant judgments and estimates were involved in determining the proper valuation of deferred stock compensation related to employee stock options because at the time of grant there was no available market for our common stock. Significant judgments and estimates were involved in determining the proper valuation of stock issued at below fair market values and warrants, as well as their useful lives. Different assumptions would have yielded materially different results.

Results of Operations

   The following table sets forth consolidated financial data for the periods indicated as a percentage of our total revenue.

                                                                   Year Ended
                                                                  December 31,
                                                                 -------------
                                                                 2001 2000 1999
                                                                 ---- ---- ----
Revenues:
   Product licenses.............................................  59%  54%  27%
   Professional services........................................  37   38   42
   Other revenues...............................................   7    9   31
   Non-cash stock compensation..................................  (3)  (1)  --
                                                                 ---  ---  ---
       Total revenues........................................... 100% 100% 100%
                                                                 ===  ===  ===
Cost of revenues:
   Cost of product licenses.....................................   1%   1%   1%
   Cost of professional services--non-cash stock compensation...   1    2    1
                       --all other expenses.....................  24   28   36
   Cost of other revenues.......................................   6    6   21
   Amortization of purchased technology.........................   2   --   --
                                                                 ---  ---  ---
       Total cost of revenues...................................  34   37   59
          Gross profit..........................................  66   63   41
                                                                 ---  ---  ---

                                                                    Year Ended
                                                                   December 31,
                                                               ------------------
                                                               2001   2000   1999
                                                               ----   ----   ----
Operating expenses:
   Selling and marketing--non-cash stock compensation.........   13     10      2
                   --all other expenses.......................   63     66     66
   Research and development--non-cash stock compensation......    1      2      1
                      --all other expenses....................   32     29     37
   General and administrative--non-cash stock compensation....    1      1     --
                      --all other expenses....................   56     58     48
   Amortization of intangible assets..........................   15      6
                                                               ----   ----   ----
       Total operating expenses...............................  181    172    154
                                                               ----   ----   ----
Loss from operations.......................................... (115)  (109)  (113)
Interest and other income, net................................    8     11      2
                                                               ----   ----   ----
Loss before income taxes...................................... (107)   (98)  (111)
Provision for income taxes....................................   --      1     --
                                                               ----   ----   ----
          Net loss............................................ (107)%  (99)% (111)%
                                                               ====   ====   ====

Comparison of Years Ended December 31, 2001, 2000 and 1999

   Total revenues. Our total revenues (net of non-cash stock compensation) increased 46.4% to $43.9 million in 2001, from $30.0 million in 2000 and increased 114.3% in 2000 from $14.0 million in 1999. Revenue from international sales were $4.1 million in both 2001 and 2000, an increase of 1042.8% in 2000 from revenue of $362,000 in 1999. International revenues as a percentage of total revenues were 9.4% in 2001, 13.8% in 2000 and 2.6% in 1999.

   Revenue from product licenses. Revenue from the licensing of proprietary software increased 58.0% to $25.8 million in 2001 from $16.4 million in 2000 and increased 344.5% in 2000 from $3.7 million in 1999. This growth in product licenses revenue from 1999 to 2001 resulted from a growing market acceptance of our speech activated solutions by enterprises, carriers and portals, our expanded sales and marketing efforts, and the improved productivity of our distribution channels, primarily OEMs. Revenue from product licenses represented 58.8% of total revenue in 2001, 54.5% in 2000 and 26.3% in 1999. Over the last six months of 2001 revenue from product licenses represented over 60% of our total revenues as a result of several larger license-only sales recorded to resellers and OEMs.

   Revenue from professional services. Revenue from fees we receive for professional services increased 43.4% to $16.1 million in 2001 from $11.3 million in 2000 and increased 89.4% in 2000 from $5.9 million in 1999. The growth in revenue from professional services resulted primarily from the increased demand for custom speech applications from existing and new clients over these years and the growing maintenance revenue from an increasing installed license base.

   Other revenues. Other revenues totaled $3.1 million, or 6.9% of total revenue in 2001, $2.7 million, or 8.9% of total revenue in 2000 and $4.4 million, or 31.3% of total revenue in 1999. The increase in other revenues from 2000 to 2001 resulted primarily from several clients that requested us to provide the hardware to host our software products sold to them. Other revenues decreased from 1999 to 2000 due to fewer customers purchasing hardware as part of the solution sold to them. We anticipate that resold hardware and facilities management revenue will continue to decline as a percentage of total revenues in the future.

   Non-cash stock compensation offset to revenues. In connection with the sale of common stock in private placements to Net2Phone and America Online, Inc. ("AOL"), concurrent with our initial public offering in August 2000, we recorded deferred stock compensation within stockholders' equity of $5.4 million. This amount represents the difference between the price of the public offering of $20.00 per share and the price paid by each of Net2Phone and AOL of $12.46 per share. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered arrangements. In each quarterly reporting period, such amortization is first reflected as a reduction of revenues resulting from the arrangements; to the extent that the amortization exceeds such revenues, the residual is reflected in operating expenses. For the year ended December 31, 2001, we recognized revenue from Net2Phone and AOL and, accordingly, the related amortization of $1.1 million was recorded as a non-cash stock compensation charge which reduced revenue. Amortization of deferred stock compensation for Net2Phone and AOL of $722,000, which was in excess of revenue recognized in each quarter, was recorded as selling and marketing stock compensation expense. For the year ended December 31, 2000, we recognized revenue from Net2Phone and AOL and, accordingly, the related amortization of $273,000 was recorded as a non-cash stock compensation charge which reduced revenue. Amortization of deferred stock compensation for Net2Phone and AOL of $483,000, which was in excess of revenue recognized in each quarter was recorded as selling and marketing stock compensation expense.

   Cost of product licenses revenues. Cost of product licenses revenue increased by 63.6% to $350,000 in 2001 from $214,000 in 2000 and increased 39.9% in 2000 from $153,000 in 1999. This cost represented 1.4% of product licenses revenues in 2001, 1.3% in 2000 and 4.2% in 1999. The increase in the percentage of product licenses revenues from 2000 to 2001 resulted from the inclusion of additional royalties owed to IBM related to the licensing of certain text-to-speech products developed by Eloquent Technology, Inc., which we acquired in January 2001. The decrease in the percentage of product licenses revenues from 1999 to 2000 reflects the decrease in the royalty rate owed to MIT based on achieving a cumulative product license sales milestone. We anticipate that the royalty rate in the future will be higher based on the inclusion of IBM royalties, in addition to our MIT royalties.

   Cost of professional services revenuse. Cost of professional services revenue increased 23.9% to $10.4 million in 2001 from $8.4 million in 2000 and increased 67.8% in 2000 from $5.0 million in 1999. The increased costs from 1999 to 2001 are due primarily to the hiring of additional project managers, developers, user interface designers, speech scientists and technical support staff to expand our professional services organization. This cost represented 64.2% of professional services revenue in 2001, 74.4% in 2000 and 84.0% in 1999. The decrease in cost of professional services as a percentage of related revenue from 1999 to 2001 reflects improvements in margins as certain lower-margin projects were completed and replaced with higher-margin projects. Additionally, the higher cost of professional services as a percent of related revenue in 1999 reflects costs associated with significant hiring in anticipation of revenue growth in late 1999 and 2000 and client delays on several large fixed-fee projects.

   Cost of other revenues. Cost of resold hardware and resold facilities management services increased 36.2% to $2.5 million in 2001 from $1.8 million in 2000, and decreased 38.3% in 2000 from $3.0 million in 1999. The cost of other revenues as a percent of other revenues increased to 82.3% in 2001 from 68.8% in 2000 and decreased from 68.1% in 1999. The increase in cost of other revenues as a percentage of related revenues from 2000 to 2001 reflects lower margins on hardware related arrangements. The decrease in cost of other revenues from 1999 to 2000 reflects fewer shipments of hardware to customers during 2000.

   Amortization of purchased technology. On January 5, 2001, we acquired all of the outstanding capital stock of Eloquent Technology, Inc., a supplier of speech synthesis, or text-to-speech technology. The purchase price of $18.8 million has been allocated to net tangible assets and liabilities acquired of ($198,000), completed technology of $5.6 million and goodwill of $13.4 million. These intangible assets are being amortized on a straight-line basis through December 2005. The amortization of the purchased technology totaled $1.1 million in 2001. Effective in January 2002, Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets requires that we discontinue amortizing acquired goodwill.

   Total operating expenses. Our total operating expenses increased 54.2% to $79.5 million in 2001 from $51.6 million in 2000 and increased 140.2% in 2000 from $21.5 million in 1999. These increases occurred in all categories of operating expense over the three-year period as we grew our organization. These increases included the addition of 92 employees in 2001, 119 employees in 2000 and 112 employees in 1999. As a percentage of total revenues, our operating expenses were 181.0% in 2001, 171.8% in 2000 and 153.3% in 1999. Non-cash charges are also included in 2001, 2000 and 1999 as noted below.

   Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and related travel costs for the selling and marketing personnel, along with spending on marketing activities, including advertisements, tradeshows, public relations activities and educational seminars. These expenses increased 40.6% to $27.9 million in 2001 from $19.8 million in 2000 and increased 114.0% in 2000 from $9.3 million in 1999. Selling and marketing expenses as a percentage of revenues, were 63.4% in 2001, 66.0% in 2000 and 66.0% in 1999. The increases in selling and marketing expenses from 1999 to 2001 resulted primarily from our investment in sales and marketing personnel. During this period, the number of sales personnel in North America increased from 21 to 53 and the number of employees in marketing increased from 16 to 30. In addition, the cost of engineers devoted to technical sales support, recorded as a selling expense, has increased steadily with increased sales. The increase in selling and marketing expenses also reflects higher commissions associated with higher sales and increased marketing activities, including advertisements, tradeshows, public relations activities and educational seminars during these years. We anticipate that selling and marketing expenses will increase during 2002 at a slower rate than in 2001, and that these expenses as a percentage of revenues will be less than 60% for 2002.

   Research and development. Research and development expenses consist primarily of labor costs and related travel for personnel involved in new product development and enhancements. These expenses increased by 62.5% to $14.1 million in 2001 from $8.7 million in 2000 and increased 67.5% in 2000 from $5.2 million in 1999. Research and development expenses as a percentage of revenues were 32.0% in 2001, 28.8% in 2000 and 36.9% in 1999. The overall increase in research and development expenses from 1999 to 2001 resulted from increased hiring of software developers, quality assurance and testing personnel and speech scientists to develop and enhance our products. The number of personnel involved in research and development increased to 122 in 2001 from 86 in 2000 and 43 in 1999. We anticipate that research and development expenses will increase slightly during 2002, and that these expenses as a percentage of revenues will be less than 30% for 2002.

   General and administrative. General and administrative expenses consist of labor costs and related travel for personnel involved in supporting the financial, legal, recruiting and system administration infrastructure, all occupancy related and corporate overhead costs including costs associated with being a public company. These expenses increased 41.9% to $24.6 million in 2001 from $17.3 million in 2000 and increased 158.5% in 2000 from $6.7 million in 1999. The increases in general and administrative expenses from 1999 to 2001 was primarily due to additional infrastructure necessary to support our growing operations in the United States and internationally, an increase in professional services fees incurred to support our growth, increased recruiting costs, and the addition of senior level management to lead our growth. Due to the overall slowdown in the economy during 2001, our rate of growth in our corporate infrastructure also slowed. We anticipate that general and administrative expenses will increase slightly during 2002, and that these expenses as a percentage of revenue will be less than 40% for 2002.

   Non-cash stock compensation. Non-cash stock compensation charges are being recorded as a separate component of cost of professional services, selling and marketing expenses, research and development expenses and general and administrative expenses. In connection with the grant of certain options to employees and directors through June 30, 2000, we recorded deferred stock compensation within stockholders' equity of $10.7 million, representing the difference between the estimated fair market value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options. We recorded amortization of deferred stock compensation of $2.7 million in 2001, $2.4 million in 2000 and $508,000 in 1999. We expect the amortization of deferred stock compensation relating to employee stock options to be approximately $2.7 million per year through 2002 and decreasing thereafter through 2004.

   Sales and marketing expenses--non-cash stock compensation charges also includes non-cash stock compensation of $3.7 million in 2001 and $1.6 million in 2000 related to warrants issued to AOL, valued at $11.2 million, which is being recognized as expense over the related three-year marketing agreement. Additionally, sales and marketing expenses--non-cash stock compensation charges include $722,000 in 2001 and $483,000 in 2000 of expense associated with common stock issued at below fair market value to Net2Phone and AOL as further described above in non-cash stock compensation offset to revenues.

   Amortization of intangible assets. On January 5, 2001, we acquired all of the outstanding capital stock of Eloquent Technology, Inc. ("ETI"), a supplier of speech synthesis, or text-to-speech technology. The purchase price of $18.8 million has been allocated to net tangible assets and liabilities acquired of ($198,000), completed technology of $5.7 million and goodwill of $13.4 million. Goodwill represents the amount by which the total purchase price exceeded the fair value of acquired net tangible and intangible assets on the acquisition date. The completed technology is being amortized on a straight-line basis through December 2005, while the goodwill amortization was discontinued at the end of 2001 as a result of a change in accounting rules. The amortization of the goodwill totaled $2.7 million during 2001.

   On June 5, 2000, we entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of our common stock, we received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional technology development. In connection with this agreement we recorded $11.5 million for the acquired intellectual property and collaborative rights, equal to the fair value of the common stock issued, which is being amortized over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights was $3.8 million in 2001 and $1.9 million in 2000.

   Interest and other income, net. Interest income was $3.9 million in 2001, $3.6 million in 2000 and $549,000 in 1999. Interest expense was $44,000 in 2001, $131,000 in 2000 and $113,000 in 1999. The increase in interest income from 1999 to 2001 was due to higher cash balances available for investing during 2000 and 2001 as a result of the initial public offering proceeds. The decrease in interest expense is primarily due to the reduction in debt payable under our line of credit and capital equipment leases.

Liquidity and Capital Resources

   From inception through July 31, 2000, we funded our operations primarily through private placements of convertible preferred stock totaling $60.0 million and, to a lesser extent, through bank borrowings and capital equipment lease financing. In August 2000, we raised approximately $109.0 million, before offering expenses, through completion of our initial public offering of common stock and the concurrent private placement of common stock with AOL and Net2Phone. As of December 31, 2001, we had cash and cash equivalents of $55.5 million and marketable securities of $24.3 million. Our revolving line of credit, which expires on November 30, 2002, provides for available borrowings up to $5.0 million, based upon certain eligible accounts receivable. As of December 31, 2001, there was $3.6 million available for borrowings under this line of credit, with $1.4 million committed under the line of credit for outstanding letters of credit. Any amounts borrowed under this facility, would be due as of December 1, 2002. Under the financing arrangement, we are required to comply with certain financial covenants related to total tangible net worth. As of December 31, 2001, we were in compliance with these financial covenants. Based on our financial projections, we believe that we will continue to meet the financial covenants required in the financing agreement. Our operating activities resulted in net cash outflows of $26.2 million in 2001, $23.6 million in 2000 and $14.6 million in 1999. The operating cash outflows for these periods resulted primarily from our significant investment in research and development, sales and marketing and infrastructure.

   To date, our investing activities have consisted primarily of net purchases of marketable securities of $9.9 million in 2001 and $14.4 million in 2000 and capital expenditures for property and equipment, including $4.5 million in 2001, $3.8 million in 2000 and $3.1 million in 1999. Capital expenditures have consisted primarily of computer hardware, software and furniture and fixtures for our growing employee base. We anticipate that investment in capital equipment will continue, similar to the rate of increase as seen between 2000 and 2001 for the next 12 months. In 2001, we paid $5.4 million, net of cash acquired, as part of the purchase price of ETI and $500,000 was invested in another unrelated third party. Total investing activities used cash of $10.4 million, excluding marketable securities investments of $9.9 million, in 2001, used cash of $3.2 million, excluding marketable securities investments of $14.4 million, in 2000 and used cash of $3.5 million in 1999.

   In December 2001, we entered into an equipment line of credit with a bank. Under this agreement, we obtained the right to borrow up to $6.0 million to finance purchases of fixed assets. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the annual prime rate (4.75% at December 31, 2001), which is payable monthly over a period of 36 months. During December 2001, we borrowed $1.8 million under this line with monthly payments beginning in January 2002 and ending December 2004. Under the financing agreement, we are obligated to comply with certain financial covenants related to total tangible net worth. As of December 31, 2001, we were in compliance with these financial covenants. Based on our financial projections, we believe that we will continue to meet the financial covenants required in the financing agreement.

   We had an equipment line of credit that we converted into a term loan in the amount of $1.5 million. The term loan bears interest at an annual rate of prime plus 0.75% (5.5% at December 31, 2001), and principal and interest under the term loan are payable in 36 monthly installments through September 2002. As of December 31, 2001, $292,000 was outstanding under this facility.

   Our financing activities generated cash of $2.9 million, $128.8 million and $25.0 million in 2001, 2000 and 1999, respectively. Of these financing activities, the issuance of convertible preferred stock and common stock generated net proceeds of $1.6 million, $129.6 million and $23.9 million in the same respective periods. We had proceeds from bank borrowings of $1.8 million, none and $1.5 million during the same respective years. Repayment of bank borrowings and capital leases was $500,000, $724,000 and $398,000 during 2001, 2000 and 1999, respectively.

   On August 4, 2000, we completed our initial public offering of 5.46 million shares of common stock. The offering raised approximately $100 million, net of offering expenses, for us. Concurrent with the initial public offering, we completed two private placements of common stock that raised an additional $9.0 million. As of the date of the offering, all outstanding shares of our preferred stock automatically converted into an aggregate of 16.4 million shares of common stock.

   We believe that the net proceeds from our initial public offering and the concurrent private placements, together with existing cash and cash equivalents and marketable securities and borrowings available under our bank financing agreements, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event we require additional financing, we believe that we would be able to obtain such funding, however, there can be no assurances that we would be successful in doing so or that we could do so on terms favorable to us.

Contractual Obligations

   The following table sets forth future payments that we are obligated to make under existing long-term debt and operating lease commitments:

                                                    Payments Due by Period
                                               --------------------------------
                                                        (in thousands)
                                                       Years   Years   Year 6
Contractual Obligation                  Total  Year 1 2 and 3 4 and 5 and later
----------------------                 ------- ------ ------- ------- ---------
Long-Term Debt........................ $ 2,093 $  892 $1,201  $   --   $    --
Operating Leases......................  23,447  3,369  6,785   2,818    10,475
                                       ------- ------ ------  ------   -------
   Total Contractual Cash Obligations. $25,540 $4,261 $7,986  $2,818   $10,475
                                       ======= ====== ======  ======   =======

Other Commercial Commitments

   The following table sets forth other financial commitments under existing banking arrangements. We currently have standby letters of credit at a bank that are used as security deposits for various office leases. In the event of default on these lease commitments, the landlord would be eligible to draw down against their respective standby letter of credit. At December 31, 2001, we were not in default on any of our leased facilities.

                                         Amount of Commitment Expiration by Period
                                         -----------------------------------------
                                                      (in thousands)
                                                          Years   Years   Year 6
     Other Commercial Commitments Total  Year 1          2 and 3 4 and 5 and later
     ---------------------------- ------ ------          ------- ------- ---------
      Standby Letters of Credit.. $1,350  $164            $352     $47     $787

Royalty Commitments

   Under the terms of the ETI acquisition, we assumed the royalty commitments to IBM for the sale of software products developed under an agreement between ETI and IBM. Under the terms of the agreement, the maximum amount of royalties owed to IBM is $5.0M. As of December 31, 2001, we have reported the first two years of minimum royalties, totaling $500,000, from this agreement. As of December 31, 2001, we had remaining obligations of $4.5 million under the assumed agreement. We are obligated to pay an annual minimum royalty of $50,000 to MIT for the sale of software products developed using their technology for as long as MIT holds the copyright on the technology. The following table sets forth the future minimum royalties owed to IBM and MIT under these agreement, along with the royalty rates.

                                      Amount of Minimum Royalty Commitment
                                                   by Period
                                      -----------------------------------
                                                 (in thousands)
       Royalty Commitments     Total  2002    2003  2004  2005  Thereafter
       -------------------     ------ ----    ----  ----  ----  ----------
       Royalty Rate--IBM......          11%     12%   12%   12%       12%
       Royalty Commitment--IBM $4,500 $200    $200  $200  $500    $3,400
       Royalty Rate--MIT......           1%      1%    1%    1%        1%
       Royalty Commitment--MIT $  250 $ 50    $ 50  $ 50  $ 50    $   50

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 became effective for us on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test within six months from the date of adoption. We are currently assessing and have not yet determined the impact of SFAS 142 with respect to any impairment of our goodwill. As of January 1, 2002, we ceased amortizing goodwill. Quarterly amortization of goodwill for the year ended December 31, 2001 was approximately $669,000.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of

Accounting Principles Board No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued commencing with the first quarter of fiscal 2002, and, generally, its provisions are to be applied prospectively. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

   In November 2001, the Emerging Issues Task Force (EITF), a committee of the FASB, reached a consensus on EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products ("EITF 01-9"). EITF 01-9 presumes that consideration, including equity instruments, from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF 01-9 is applicable for us as of January 1, 2002. Upon adoption, reclassification of all prior period amounts is required to conform to the current period presentation. We have previously issued equity instruments to certain of our customers. Upon adopting EITF 01-9 on January 1, 2002, we will be required to reclassify the amortization of certain equity instruments issued to customers, which exceed amounts previously recognized as an offset to revenue. The amounts that will be reclassified from selling and marketing stock-based compensation expense to a reduction of revenue for the years ended December 31, 2000 and December 31, 2001 are $935,000 and $1,086,000, respectively. Based on the amount of revenue we recognize in the future, we expect that a portion or potentially all of the quarterly future amortization could be recorded against revenue.

   During November 2001, the EITF reached consensus on Topic No. D-103, Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred ("Topic D-103"). The EITF concluded in Topic D-103 that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement with the offsetting cost recorded as costs of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies, and telecommunications and facsimile charges. Topic D-103 is applicable for us as of January 1, 2002. Upon adoption, reclassification of all prior period amounts is required to conform to the current period presentation. We do not expect the adoption of Topic D-103 to have a material impact on our financial position or results of operations.

          CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

   We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results may differ significantly from the results discussed in forward-looking statements. Important factors that could cause future results to differ materially from such expectations include: the timing of sales of our products and services; market acceptance of our speech-activated systems; our reliance on a limited number of large orders for much of its revenue; uncertainties related to current economic, political and national security conditions; our ability to develop new products and services in the face of rapidly evolving technology; our ability to effectively integrate operations of any acquired companies; the uncertainties related to our planned international operations; our ability to manage growth of its business; our ability to protect our intellectual property; our reliance on resellers and original equipment manufacturers for a significant portion of our sales; our ability to respond to competitive developments; and our reliance on attracting, retaining and motivating key technical and management personnel. These and other important factors are detailed in our filings with the Securities and Exchange Commission. As a result of these and other important factors, there can be no assurances that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

We have a history of losses and we expect to continue to incur net losses for the foreseeable future that may depress our common stock price.

   We had an accumulated deficit of $112.8 million at December 31, 2001, and we expect to incur net losses for the foreseeable future. Net losses were $46.8 million for the year ended December 31, 2001, $29.6 million for the year ended December 31, 2000 and $15.5 million for the year ended December 31, 1999. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability. We cannot be certain we will realize sufficient revenues to achieve profitability. Moreover, if we were to achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Any additional financing that we may require in the future may not be available at all or, if available, may be on terms unfavorable to us. Failure to achieve or maintain profitability may depress the market price of our common stock.

We expect our quarterly revenues and operating results to fluctuate. If our quarterly operating results fail to meet the expectations of financial analysts and investors, the trading price of our common stock may decline.

   Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of important factors are likely to cause these variations, including:

    . the timing of sales of our products and services, particularly in light of our dependence on a relatively small number of large orders,

    . the timing of product implementations, particularly large client design projects,

    .  unexpected delays in introducing new products and services,

    . variation in capital spending budgets of our clients and potential clients,

    . increased expenses, whether related to sales and marketing, product development or administration,

    . deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects,

    .  the mix of product license and services revenue,

    .  the mix of domestic and international sales, and

    .  costs related to possible acquisitions of technology or businesses.

   Because of the volatility of our quarterly results and the difficulty in predicting our future performance, our operating results may fall below the expectations of analysts or investors and, as a result, the price of our common stock may decline.

The slowdown in the economy has affected the market for information technology products, and our future financial results will depend in part upon whether this slowdown continues.

   As a result of recent unfavorable economic conditions and reduced capital spending, demand for our products and services may be adversely affected. Many of our customers are in the telecommunications and airline industries, which have been strongly affected by the current economic downturn. If the current economic conditions continue or worsen, our business may be harmed.

Speech-activated systems are relatively new products, and our success will depend on our ability to continue to educate prospective clients on the commercial viability of the products. If our potential clients and their customers do not accept speech-activated systems, our business will be harmed.

   Our business would be harmed if use of speech-activated, e-business solutions does not continue to develop, or develops more slowly than we expect. Our market is relatively new and rapidly evolving. Our future success depends on the acceptance by current and future clients and their customers of speech-activated services as an integral part of their businesses. The size of our market will depend in part on consumer acceptance of automated speech systems and the actual and perceived quality of these systems. The adoption of speech-activated services could be hindered by the perceived costs of this new technology, as well as the reluctance of enterprises that have invested substantial resources in existing call centers, touch-tone-based systems or internet-based infrastructures to replace or enhance their current systems with this new technology. Accordingly, in order to achieve broad commercial acceptance, we will have to educate prospective clients, including large, established telecommunications companies, about the uses and benefits of speech-activated services in general and our products in particular. If these efforts fail, or if speech-activated software platforms do not achieve broad commercial acceptance, our business could be significantly harmed and our revenues could decline. In addition, the continued development of new and evolving wireless technologies using a visual web browser interface could adversely affect the demand for speech-activated services.

We currently rely on a limited number of large orders for a significant portion of our revenues. As a result, our inability to secure additional significant clients during a given period or the loss of one major client could cause our quarterly results of operation to suffer. Our stock price may also be adversely affected by unexpected quarterly revenue declines caused by delays in revenue recognition.

   Due to the nature of our business, in any quarter we are dependent upon a limited number of orders that are relatively large in relation to our overall revenues. For example, one customer of ours accounted for 19.3% of our total revenue in 2001 and 16.1% of our total revenue in 2000. Our speech-activated products and services require significant expenditures by our clients and typically involve lengthy sales cycles. We may spend significant time and incur substantial expenses educating and providing information to prospective clients. Any failure to complete a sale to a prospective client during a quarter could result in revenues and operating results for the quarter that are lower than expected.

   In addition, as a result of the significant time required to deliver or perform a client order, we may be unable to recognize revenue related to a client order until well after we receive the order. Our dependence on large client orders and the delay in recognizing revenue relating to these orders makes it difficult to forecast quarterly operating results. This could cause our stock price to be volatile or to decline.

If we fail to develop new products and services in the face of our industry's rapidly evolving technology, our future operating results may be adversely affected.

   Our growth and future operating results will depend, in part, on our ability to keep pace with:

    .  rapidly changing speech recognition and speech synthesis technology,

    .  evolving industry standards and practices,

    . frequent new speech-activated service and product introductions and enhancements, and

    . changing client requirements and preferences for their automated speech systems.

   Any delay or failure on our part in responding quickly, cost-effectively and sufficiently to these developments could render our existing speech-activated products and services noncompetitive or obsolete and have an adverse effect on our competitive position. We may have to incur substantial expenditures to modify or adapt our speech-activated products and services to respond to technological changes. We must stay abreast of cutting-edge technological developments and evolving service offerings to remain competitive and increase the utility of our speech-activated services. We must be able to incorporate new technologies into the speech-activated solutions we design and develop to address the increasingly complex and varied needs of our client base. If we are unable, for technological or other reasons, to develop and introduce new and enhanced products and to respond to changing client requirements and preferences in a timely manner, we may lose existing customers and fail to attract new customers, which could result in a significant decline in our revenues.

Development and commercial release of our new product line could impair our ability to sell existing product lines, and result in a decrease in associated services revenues.

   The release of our OpenSpeech/TM/ products could have a negative effect on sales of our existing speech recognition products, including our SpeechWorks product, and the prices we could charge for these products. Additionally, in the event of such a negative effect, the maintenance and support revenues associated with the sales of these products, as well as any potential consulting services revenues that would have been otherwise associated with certain sales of these products, may be delayed or impaired. We may also divert sales and marketing resources from our current products in order to promote and support our new Open Speech product line. This diversion of resources could have a further negative effect on sales of our current products and services.

Our application software may contain defects, which could result in delayed or lost revenue, expensive corrections, liability to our clients and claims against us.

   We design, develop and implement highly technical speech-activated solutions that are crucial to the operation of our clients' products and businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse client reaction and negative publicity about us or our products and services or require expensive corrections. Also, due to the developing nature of speech recognition technology and text-to-speech technology, our products are not currently and may never be accurate in every instance. In addition, third party technology that is included in our products could contain errors or defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages, which, even if unsuccessful, would likely be time consuming and could result in costly litigation and payment of damages. Such claims could have an adverse effect on our financial results and competitive position.

Our current and potential competitors in the speech-activated solutions market, some of whom have greater resources and experience than we do, may offer products and services that may cause demand for, and the prices of, our products to decline.

   A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the speech recognition and text-to-speech software market include AT&T, Elan, Fonix,

IBM, Lucent Technologies, Microsoft, Nuance Communications, Philips Communications, Rhetorical, ScanSoft, and Phonetic Systems. Furthermore, we expect consolidation in our industry, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

   Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and/or larger client bases than we do. Our present or future competitors may be able to develop speech-activated products and services comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or client requirements, or devote greater resources to the development, promotion and sale of their products and services than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may cause demand for and the prices of our products to decline, which could adversely affect our sales and profitability.

If the standards we have selected to support are not adopted as the industry standards for speech-activated software, businesses might not use our speech-activated software platform for delivery of applications and services, and our revenues could be negatively affected.

   The market for speech-activated services software is new and emerging and industry software standards have not yet been fully established. We may not be competitive unless our products support changing industry software standards. The emergence of industry standards other than those we have selected to support, whether through adoption by official standards committees or widespread usage, could require costly and time consuming redesign of our products. If these standards become widespread and our products do not support them, our clients and potential clients may not purchase our products, and our revenues could be adversely affected. Multiple standards in the marketplace could also make it difficult for us to design our products to support all applicable standards, which could also result in decreased sales of our products.

We have and intend to continue expanding our international operations. Because of the risks involved with operating a business in foreign countries, we may not be successful and our business could be harmed.

   Our international sales represented 9.4% of our revenue in 2001, 13.8% in 2000 and 2.6% in 1999. We have recently expanded our direct and indirect international sales force with the expectation of increasing international revenues. We have limited experience in international operations and international product and service sales, and there can be no assurance we will be successful in growing our international business. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

    .  difficulties and costs of staffing and managing foreign operations,

    . difficulties in establishing and maintaining an effective international reseller network,

    . the burden of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements,

    .  political and economic instability outside the United States,

    .  import or export licensing and product certification requirements,

    . tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries,

    .  potential adverse tax consequences, including higher marginal rates,

    .  unfavorable fluctuations in currency exchange rates, and

    . limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

In order to increase our international sales, we must develop localized versions of our products. If we are unable to do so, we may be unable to grow our revenue and execute our business strategy.

   In order to expand our international sales, we intend to continue to invest significant resources to create and refine different speech recognition and synthesis models for particular languages and dialects. These speech processing models are required to create versions of our products that understand or reproduce the local language or dialect. If we fail to develop localized versions of our products, our ability to address international market opportunities and to grow our business will be limited. In addition, we are required to invest resources to develop these versions of our products in advance of the receipt of revenues. We may be unable to recognize revenues sufficient to render these products profitable.

Growth in our operations may strain our resources, management information systems and controls, which may reduce our chances of achieving profitability.

   We have recently experienced significant growth. From December 31, 2000 to December 31, 2001 the number of our employees increased from 317 to 409. We intend to continue to expand our business operations in the future. We will need to expand our management, operational, financial and human resources, as well as management information systems and controls, to support our anticipated future growth. If we are successful, this growth may place a strain on the ability of our management team to execute our business plan. In addition, we will be required to make significant investments in personnel, management systems and resources. The expansion of these systems will place a significant burden on our management team and our information technology staff, and these systems may not be effective once implemented. If we do not manage this growth, our business will suffer.

We rely on our intellectual property rights, and if we are unable to protect these rights, we may face increased competition. Protection of our intellectual property rights is uncertain and may be costly.

   Intellectual property rights are important in our industry. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality, assignment of rights to inventions, and/or license agreements with our employees, consultants and corporate or strategic partners to protect our intellectual property rights. These legal protections afford only limited protection and may be time-consuming and expensive to obtain and maintain. Further, despite our efforts, we may be unable to prevent third parties from unauthorized use of our intellectual property. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will be effective to prevent unauthorized use.

   Litigation may be necessary to enforce our intellectual property rights and trade secrets. These lawsuits, regardless of their success, would likely be time consuming and expensive to resolve and would divert management's time and attention away from our business.

We may undertake strategic acquisitions or investments in the future and any difficulties from integrating such acquisitions or investments could damage our ability to attain or maintain profitability. The anticipated benefits of strategic acquisitions or investments may never be realized.

   We may acquire or make significant investments in businesses and technologies that complement or augment our existing business and technologies. Integrating any newly acquired businesses or technologies could be expensive and time-consuming and could divert management's time and attention away from our on-going business. We may not be able to integrate any acquired business, products, employees or technology successfully and our failure to do so could harm our business. We cannot guarantee that we will realize any anticipated benefits from such acquisitions or investments. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire or make significant investments in any businesses or technologies, which may result in dilution for stockholders and the incurrence of indebtedness. We may not be able to operate acquired businesses profitably.

Some of our customers and partners are newly formed businesses or businesses that are not yet profitable. if these companies fail or experience financial difficulties, our business could be negatively affected.

   Some of our customers and partners are financed by investments from venture capital investors. Given the current general economic conditions and investment climate, these companies could face difficulties in securing additional financing to fund their operations. If these companies are not yet profitable or self-sustaining based on their operations, they could be unable to satisfy their commitments to us. Even if they are able to meet current obligations to us, they may not be able to buy additional products and services from us. If these companies cannot meet their current obligations to us or fail, our business could be significantly harmed and our revenue could decline.

We may expend significant resources to defend against claims of infringement by third parties, and if we are not successful we may lose significant rights or be required to enter into disadvantageous license or royalty arrangements.

   Currently, in the software industry there are frequent assertions of patent infringement by owners of patents, and assertions of other violations of intellectual property rights such as trademarks, copyrights, and trade secrets. In addition, there are a large number of patents in the speech processing area. Although we do not believe that we are infringing on any patent rights, the holders of patents may claim that we are doing so. If any claim was made against us, our business could be harmed, particularly if we are unsuccessful in defending such claim. If we are forced to defend any claim, whether it is with or without merit or is determined in our favor, then we may face costly litigation, diversion of technical and management personnel, delays in future product releases or injunctions preventing us from selling our products and services. We may also be required to enter into costly and burdensome royalty and licensing agreements. Any royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.

Our products incorporate technology we license from others. Our inability to maintain these licenses could have a material adverse effect on our business.

   Some of the technology included in or operating in conjunction with our products is licensed by us from others. For example, we currently license certain text-to-speech technology from IBM, text-to-speech and other technology relating to computer processing of the human voice from AT&T and software and technology from MIT. Certain of these license agreements are for limited terms. If for any reason these license agreements terminate, we may be required to seek alternative vendors and may be unable to obtain similar technology on favorable terms or at all. If we are unable to obtain alternative license agreements, we could be required to modify some features of our products, which could adversely affect sales of our products and services.

We rely on resellers and original equipment manufacturers for a significant portion of our sales. The loss of one or more significant resellers or original equipment manufacturers could limit our ability to sustain and grow our revenues.

   In 2001, 55.7% of our revenues were attributable to our resellers and original equipment manufacturers, or OEMs, especially InterVoice-BRITE, which accounted for 19.3% of our revenues in 2001. We intend to increase our sales through resellers in the future. As a result, we are dependent upon the continued success and viability of our resellers and OEMs, as well as their continued interest in selling our products. The loss of a key reseller or OEM or our failure to develop and sustain new reseller and OEM relationships could limit our ability to sustain and grow our revenues.

   Our contracts with our resellers and OEMs generally do not require them to purchase our products. Our resellers and OEMs are independent companies over which we have limited control. Our resellers and OEMs could cease to market our products or devote significant resources to the sale of our products. Any failure of our resellers or OEMs to successfully market and sell our products could result in revenues that are lower than anticipated. In addition, our resellers and OEMs possess confidential information concerning our products and operations. Although we have nondisclosure agreements with our resellers and OEMs, a reseller or OEM could use our confidential information in competition with us, which could adversely affect our competitive position and revenues.

We rely upon the continued service and performance of a relatively small number of senior management and key technical personnel. Moreover, competition for qualified personnel is intense. We may not be able to retain or recruit necessary personnel, which could impact the management and development of our business.

   Our future success depends on our retention of a small number of senior management and key technical personnel, such as Stuart R. Patterson, our President and Chief Executive Officer, and Michael S. Phillips, our Chief Technology Officer and co-founder. We do not have key person life insurance policies covering any of our employees. The loss of services of any of our executive officers or key personnel could have a negative effect on our ability to grow our business.

   We need to attract and retain managerial and highly skilled technical personnel for whom there is intense competition. If we are unable to attract and retain managerial and qualified technical personnel, our operations could suffer and we may never achieve profitability.

Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired sales people fail to develop the necessary sales skills or develop these skills more slowly than we anticipate.

   Our financial success depends to a large degree on the ability of our direct and indirect sales force to increase sales. Therefore, our ability to increase revenue in the future depends considerably upon our success in recruiting, training and retaining additional direct and indirect sales personnel and the success of the sales force. Also, it may take a new salesperson a number of months before he or she becomes a productive member of our sales force.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

   A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to our operations in international markets where we transact business in foreign currencies and accordingly are subject to exposure from adverse movements in foreign currency exchange rates. Currently, we do not engage in any foreign currency hedging transactions. The functional currency of our foreign subsidiaries is the local currency. Substantially all of our revenues are invoiced and collected in U.S. dollars. Net realized gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations as other income or expense and have not been material to date.

   We are exposed to market risk related to changes in interest rates associated with our cash equivalents and marketable securities of $70.1 million at December 31, 2001. Cash equivalents and marketable securities are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in comprehensive income or loss. We believe that the effect of any reasonably possible near-term changes in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

Item 8.  Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              -----
Report of Independent Accountants............................................................    40

Consolidated Balance Sheet as of December 31, 2001 and 2000..................................    41

Consolidated Statement of Operations for the years ended December 31, 2001, 2000 and 1999....    42

Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders'
  Equity for the years ended December 31, 2001, 2000 and 1999................................    43

Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999....    44

Notes to Consolidated Financial Statements................................................... 45-62

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SpeechWorks International, Inc.:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SpeechWorks International, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 64 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/  PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 28, 2002

                        SPEECHWORKS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEET

                                                                                            December 31,
                                                                                        --------------------
                                                                                           2001       2000
                                                                                        ---------   --------
                                                                                        (in thousands, except
                                                                                         share information)
                                     A S S E T S
                                     ------
Current assets:
   Cash and cash equivalents........................................................... $  55,534   $ 99,203
   Marketable securities...............................................................    24,264     14,370
   Accounts receivable, net of allowance for doubtful accounts of $1,428 and $600,
     respectively......................................................................    12,669     12,502
   Prepaid expenses and other current assets...........................................     2,263      2,488
                                                                                        ---------   --------
       Total current assets............................................................    94,730    128,563
Fixed assets, net......................................................................     6,719      5,337
Intangible assets, net.................................................................    20,978      9,581
Other assets...........................................................................     2,361        893
                                                                                        ---------   --------
       Total assets.................................................................... $ 124,788   $144,374
                                                                                        =========   ========

         L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y
         ------------------------------------
Current liabilities:
   Accounts payable.................................................................... $   2,074   $    640
   Accrued compensation................................................................     3,574      4,639
   Accrued expenses....................................................................     3,063      2,991
   Deferred revenue....................................................................     6,125      3,873
   Current portion of notes payable....................................................       892        500
                                                                                        ---------   --------
       Total current liabilities.......................................................    15,728     12,643
Notes payable, net of current portion..................................................     1,201        292
                                                                                        ---------   --------
       Total liabilities...............................................................    16,929     12,935
                                                                                        ---------   --------
Commitments (Note 10)..................................................................
Stockholders' equity:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued
     and outstanding...................................................................        --         --
   Common stock, $0.001 par value; 100,000,000 shares authorized; 32,347,954 and
     30,583,333 shares issued and outstanding, respectively............................        32         31
   Additional paid-in capital..........................................................   234,563    219,519
   Deferred stock compensation.........................................................   (13,889)   (22,151)
   Accumulated other comprehensive loss................................................       (46)        (8)
   Accumulated deficit.................................................................  (112,801)   (65,952)
                                                                                        ---------   --------
       Total stockholders' equity......................................................   107,859    131,439
                                                                                        ---------   --------
       Total liabilities and stockholders' equity...................................... $ 124,788   $144,374
                                                                                        =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPEECHWORKS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                            Year Ended December 31,
                                                                     ------------------------------------
                                                                        2001          2000        1999
                                                                      --------      --------    --------
                                                                     (in thousands, except per share data
Revenues:
   Product licenses................................................. $ 25,836      $ 16,356    $  3,680
   Professional services............................................   16,146        11,260       5,944
   Other revenues...................................................    3,052         2,681       4,387
   Non-cash stock compensation......................................   (1,093)         (273)         --
                                                                      --------      --------    --------
       Total revenues...............................................   43,941        30,024      14,011
                                                                      --------      --------    --------
Cost of revenues:
   Cost of product licenses.........................................      350           214         153
   Cost of professional services--non-cash stock compensation.......      617           538         139
    --all other expenses............................................   10,372         8,374       4,991
Cost of other revenues..............................................    2,512         1,844       2,987
Amortization of purchased technology................................    1,131            --          --
                                                                      --------      --------    --------
       Total cost of revenues.......................................   14,982        10,970       8,270
                                                                      --------      --------    --------
Gross profit........................................................   28,959        19,054       5,741
                                                                      --------      --------    --------
Operating expenses:
   Selling and marketing--non-cash stock compensation...............    5,567         3,045         225
    --all other expenses............................................   27,850        19,802       9,254
   Research and development--non-cash stock compensation............      560           472          97
    --all other expenses............................................   14,056         8,652       5,164
   General and administrative--non-cash stock compensation..........      425           398          47
    --all other expenses............................................   24,555        17,300       6,693
   Amortization of intangible assets................................    6,508         1,916          --
                                                                      --------      --------    --------
       Total operating expenses.....................................   79,521        51,585      21,480
                                                                      --------      --------    --------
Loss from operations................................................  (50,562)      (32,531)    (15,739)
Interest income.....................................................    3,927         3,554         549
Interest expense....................................................      (44)         (131)       (113)
Other expenses, net.................................................     (125)         (179)       (160)
                                                                      --------      --------    --------
Loss before income taxes............................................  (46,804)      (29,287)    (15,463)
Provision for income taxes..........................................       45           309          --
                                                                      --------      --------    --------
Net loss............................................................  (46,849)      (29,596)    (15,463)
Accretion and deemed dividend on redeemable convertible preferred
  stock.............................................................       --        (6,955)     (1,904)
                                                                      --------      --------    --------
Net loss attributable to common stockholders........................ $(46,849)     $(36,551)   $(17,367)
                                                                      ========      ========    ========
Basic and diluted net loss per common share.........................   $(1.46)       $(2.29)     $(3.28)
Shares used in computing basic and diluted net loss per common share   31,981        15,935       5,298

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPEECHWORKS INTERNATIONAL, INC.

     CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED
                        STOCK AND STOCKHOLDERS' EQUITY

                                                                         Redeemable
                                                                        Convertible        Common
                                                                      Preferred Stock      Stock
                                                                     -----------------  ------------ Additional
                                                                                                Par   Paid-In
                                                                     Shares    Amount   Shares Value  Capital
                                                                     -------  --------  ------ ----- ----------

Balance at December 31, 1998........................................   6,570  $ 17,749   4,784  $ 5   $    486
Issuance of preferred stock.........................................       6        25
Issuance of preferred stock, including related issuance costs of $24   2,671    23,829
Issuance of common stock upon exercise of employee stock options....                       801    1         79
Repayment of notes receivable from stockholders.....................
Accrual of cumulative dividends on redeemable convertible
 preferred stock....................................................             1,904
Deferred compensation related to employee stock option grants.......                                     5,413
Amortization of deferred stock compensation.........................
Net loss............................................................
                                                                     -------  --------  ------  ---   --------
Balance at December 31, 1999........................................   9,247    43,507   5,585    6      5,978
Issuance of preferred stock, including related issuance costs of $74   2,545    20,001
Accrual of cumulative dividends on redeemable convertible
 preferred stock....................................................             1,765
Issuance of common stock upon initial public offering, net of
 issuance costs of $1,820...........................................                     5,463    6     99,777
Sale of common stock in private placement...........................                       722    1      8,999
Accretion of redeemable convertible preferred stock to redemption
 value..............................................................             5,190
Conversion of redeemable convertible preferred stock to common
 stock in connection with the initial public offering............... (11,792)  (70,463) 16,415   16     70,447
Issuance of common stock upon warrant exercises.....................                       431   --         85
Issuance of common stock upon acquiring intellectual property and
 collaborative rights...............................................                     1,045    1     11,494
Issuance of common stock upon exercise of employee stock options....                       922    1        767
Deferred compensation related to employee stock option grants, issuance of warrants and issuance of common stock at less than
 fair market value..................................................                                    21,972
Amortization of deferred stock compensation.........................
Unrealized gain on marketable securities............................
Foreign currency translation adjustment.............................
Net loss............................................................

Comprehensive loss..................................................
                                                                     -------  --------  ------  ---   --------
Balance at December 31, 2000........................................      --        --  30,583   31    219,519
Issuance of common stock upon acquisition of Eloquent
 Technology, Inc....................................................                       300   --     13,457
Issuance of common stock upon warrant exercises.....................                       727   --         --
Issuance of common stock upon exercise of employee stock options
 and under the employee stock purchase plan.........................                       738    1      1,587
Amortization of deferred stock compensation.........................
Unrealized gain on marketable securities............................
Foreign currency translation adjustment.............................
Net loss............................................................

Comprehensive loss..................................................
                                                                     -------  --------  ------  ---   --------
Balance at December 31, 2001........................................      --  $     --  32,348  $32   $234,563
                                                                     =======  ========  ======  ===   ========


                                                                                     Notes      Accumulated
                                                                       Deferred    Receivable      Other
                                                                        Stock         From     Comprehensive Accumulated
                                                                     Compensation Stockholders     Loss        Deficit
                                                                     ------------ ------------ ------------- -----------

Balance at December 31, 1998........................................   $     --       $(12)        $ --       $ (11,936)
Issuance of preferred stock.........................................
Issuance of preferred stock, including related issuance costs of $24                                                (24)
Issuance of common stock upon exercise of employee stock options....
Repayment of notes receivable from stockholders.....................                    12
Accrual of cumulative dividends on redeemable convertible
 preferred stock....................................................                                             (1,904)
Deferred compensation related to employee stock option grants.......     (5,413)
Amortization of deferred stock compensation.........................        508
Net loss............................................................                                            (15,463)
                                                                       --------       ----         ----       ---------
Balance at December 31, 1999........................................     (4,905)        --           --         (29,327)
Issuance of preferred stock, including related issuance costs of $74                                                (74)
Accrual of cumulative dividends on redeemable convertible
 preferred stock....................................................                                             (1,765)
Issuance of common stock upon initial public offering, net of issuance costs of $1,820...........................................
Sale of common stock in private placement...........................
Accretion of redeemable convertible preferred stock to redemption
 value..............................................................                                             (5,190)
Conversion of redeemable convertible preferred stock to common stock in connection with the initial public offering...............
Issuance of common stock upon warrant exercises.....................
Issuance of common stock upon acquiring intellectual property and collaborative rights...............................................
Issuance of common stock upon exercise of employee stock options....
Deferred compensation related to employee stock option grants, issuance of warrants and issuance of common stock at less than
 fair market value..................................................    (21,972)
Amortization of deferred stock compensation.........................      4,726
Unrealized gain on marketable securities............................                                  4
Foreign currency translation adjustment.............................                                (12)
Net loss............................................................                                            (29,596)

Comprehensive loss..................................................
                                                                       --------       ----         ----       ---------
Balance at December 31, 2000........................................    (22,151)        --           (8)        (65,952)
Issuance of common stock upon acquisition of Eloquent
 Technology, Inc....................................................
Issuance of common stock upon warrant exercises.....................
Issuance of common stock upon exercise of employee stock options and under the employee stock purchase plan.........................
Amortization of deferred stock compensation.........................      8,262
Unrealized gain on marketable securities............................                                 12
Foreign currency translation adjustment.............................                                (50)
Net loss............................................................                                            (46,849)

Comprehensive loss..................................................
                                                                       --------       ----         ----       ---------
Balance at December 31, 2001........................................   $(13,889)      $ --         $(46)      $(112,801)
                                                                       ========       ====         ====       =========


                                                                         Total
                                                                     Stockholders'
                                                                        Equity     Comprehensive
                                                                       (Deficit)       Loss
                                                                     ------------- -------------

Balance at December 31, 1998........................................   $(11,457)
Issuance of preferred stock.........................................
Issuance of preferred stock, including related issuance costs of $24        (24)
Issuance of common stock upon exercise of employee stock options....         80
Repayment of notes receivable from stockholders.....................         12
Accrual of cumulative dividends on redeemable convertible
 preferred stock....................................................     (1,904)
Deferred compensation related to employee stock option grants.......         --
Amortization of deferred stock compensation.........................        508
Net loss............................................................    (15,463)     $(15,463)
                                                                       --------      ========
Balance at December 31, 1999........................................    (28,248)
Issuance of preferred stock, including related issuance costs of $74        (74)
Accrual of cumulative dividends on redeemable convertible
 preferred stock....................................................     (1,765)
Issuance of common stock upon initial public offering, net of
 issuance costs of $1,820...........................................     99,783
Sale of common stock in private placement...........................      9,000
Accretion of redeemable convertible preferred stock to redemption
 value..............................................................     (5,190)
Conversion of redeemable convertible preferred stock to common
 stock in connection with the initial public offering...............     70,463
Issuance of common stock upon warrant exercises.....................         85
Issuance of common stock upon acquiring intellectual property and
 collaborative rights...............................................     11,495
Issuance of common stock upon exercise of employee stock options....        768
Deferred compensation related to employee stock option grants, issuance of warrants and issuance of common stock at less than
 fair market value..................................................         --
Amortization of deferred stock compensation.........................      4,726
Unrealized gain on marketable securities............................          4      $      4
Foreign currency translation adjustment.............................        (12)          (12)
Net loss............................................................    (29,596)      (29,596)
                                                                                     --------
Comprehensive loss..................................................                 $(29,604)
                                                                       --------      ========
Balance at December 31, 2000........................................    131,439
Issuance of common stock upon acquisition of Eloquent
 Technology, Inc....................................................     13,457
Issuance of common stock upon warrant exercises.....................         --
Issuance of common stock upon exercise of employee stock options
 and under the employee stock purchase plan.........................      1,588
Amortization of deferred stock compensation.........................      8,262
Unrealized gain on marketable securities............................         12      $     12
Foreign currency translation adjustment.............................        (50)          (50)
Net loss............................................................    (46,849)      (46,849)
                                                                                     --------
Comprehensive loss..................................................                 $(46,887)
                                                                       --------      ========
Balance at December 31, 2001........................................   $107,859
                                                                       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPEECHWORKS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                                ----------------------------
                                                                                  2001        2000        1999
                                                                                --------    --------    --------
                                                                                       (in thousands)
Cash flows from operating activities:
Net loss....................................................................... $(46,849)   $(29,596)   $(15,463)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization...............................................    3,060       1,891         785
   Amortization of intangible assets...........................................    7,639       1,916          --
   Stock compensation expense..................................................    8,262       4,726         508
   Provision for doubtful accounts.............................................    1,224         540         (15)
   Transaction (gains) losses, net.............................................      125         (33)          4
   Changes in operating assets and liabilities, net of effects of acquisition:
       Accounts receivable.....................................................   (1,397)     (8,967)     (1,080)
       Prepaid expenses and other current assets...............................      215      (2,039)       (286)
       Other assets............................................................     (988)       (330)       (347)
       Accounts payable........................................................    1,444        (200)       (557)
       Accrued compensation....................................................   (1,065)      3,535         594
       Accrued other expenses..................................................     (133)      2,030         688
       Deferred revenue........................................................    2,257       2,946         610
                                                                                --------    --------    --------
          Net cash used in operating activities................................  (26,206)    (23,581)    (14,559)
                                                                                --------    --------    --------
Cash flows from investing activities:
   Purchases of fixed assets...................................................   (4,509)     (3,777)     (3,100)
   Cash paid to acquire business including acquisition costs, net of cash
     acquired..................................................................   (5,377)                     --
   Cash paid for investment in third party.....................................     (500)         --          --
   Purchases of restricted investments.........................................                   --        (573)
   Maturities of restricted investments........................................       --         573          --
   Maturities of short-term investments........................................       --          --         200
   Purchases of marketable securities..........................................  (89,431)    (14,366)         --
   Maturities of marketable securities.........................................   79,549          --          --
                                                                                --------    --------    --------
          Net cash used in investing activities................................  (20,268)    (17,570)     (3,473)
                                                                                --------    --------    --------
Cash flows from financing activities:
   Principal payments on capital lease obligations.............................       --        (183)       (231)
   Proceeds from notes payable.................................................    1,801          --       1,500
   Principal payments on notes payable.........................................     (500)       (541)       (167)
   Proceeds from issuance of redeemable convertible preferred stock, net of
     issuance costs............................................................       --      19,927      23,830
   Proceeds from issuance of common stock under employee stock plans
     and warrants..............................................................    1,588         853          80
   Proceeds from sale of common stock, net of issuance costs...................       --     108,783          --
   Repayment of notes receivable from stockholders.............................       --          --          12
                                                                                --------    --------    --------
          Net cash provided by financing activities............................    2,889     128,839      25,024
                                                                                --------    --------    --------
   Effects of changes in exchange rates on cash................................      (84)         41          (4)
          Net (decrease) increase in cash and cash equivalents.................  (43,669)     87,729       6,988
Cash and cash equivalents, beginning of year...................................   99,203      11,474       4,486
                                                                                --------    --------    --------
Cash and cash equivalents, ending of year...................................... $ 55,534    $ 99,203    $ 11,474
                                                                                ========    ========    ========

Supplemental disclosure of cash flow information (Note 15)

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPEECHWORKS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business

   SpeechWorks International, Inc. (the "Company") was incorporated in May 1994 and began operations in September 1994 under the name Applied Language Technologies, Inc. In October 1998, the Company's stockholders voted to change its name to SpeechWorks International, Inc. The Company is a leading provider of software products and professional services that enable enterprises, carriers and voice portals to offer automated, speech-activated services over any telephone. The Company, which operates in one reportable segment, markets its products on a worldwide basis to companies in telecommunications, financial services and travel industries, as well as to governmental agencies.

2.   Summary of Significant Accounting Policies

  Principles of Consolidation

   The consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Cash and Cash Equivalents and Marketable Securities

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents; all other securities are classified as marketable securities. All investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders' equity, until realized. The Company recognizes realized gains and losses on a specific identification basis. The Company invests excess cash primarily in commercial paper, municipal notes and bonds, money market funds of major financial institutions and U.S. government agencies and corporate debt securities.

  Concentration of Credit Risk and Major Customers

   Financial instruments that potentially expose the Company to concentrations of credit risk are primarily comprised of cash investments and trade accounts receivable. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. The Company provides credit to customers in the normal course of business and management believes its credit policies reflect normal industry terms and business risk. The Company performs on-going credit evaluations of its customers' financial condition and does not require collateral since management does not anticipate nonperformance by the counterparties. When events indicate a change in a customer's ability to make payments, the Company records a reserve for potential credit losses and such losses have been within management's expectations.

   At December 31, 2001, 15% of the Company's accounts receivable was due from one customer. At December 31, 2000, 13% of the Company's accounts receivable were due from one customer.

   Revenue from one customer represented 19% and 16% of total revenues during the years ended December 31, 2001 and 2000, respectively. Revenue from two customers represented 34% and 11% of total revenues during the year ended December 31, 1999.

  Fair Value of Financial Instruments

   Financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt, are carried in the consolidated financial statements at amounts that approximate their fair value as of December 31, 2001 and 2000.

                        SPEECHWORKS INTERNATIONAL, INC.

  Long-Lived Assets and Impairment of Long-Lived Assets

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

   Intangible assets result from the Company's purchase of speech technology from AT&T Corp. (Note 7) and from the Company's acquisition of Eloquent Technology, Inc. (Note 6). Acquisition-related intangible assets consist of completed technology and goodwill, which is the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the acquisition date. Intangible assets are recorded at cost or fair value, if recorded in connection with an acquisition, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

   The Company periodically evaluates its long-lived assets for events and circumstances that indicate a potential impairment. Recoverability of these assets is assessed based on undiscounted expected cash flows from these assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. An impairment in the carrying value of each asset is assessed when the undiscounted expected cash flows derived from the asset are less than its carrying value. The amount of the impairment would equal the difference between the estimated fair value of the asset and its carrying value. Through December 31, 2001, the Company has not recognized an impairment loss on its long-lived assets.

  Revenue Recognition

   The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-9, and the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements. Revenue from the sale of licenses to end users, value-added resellers and system integrators to use the Company's software products is recognized upon delivery, provided that no significant obligations remain, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured. Revenue from royalties on sales of the Company's products by resellers to third parties is recognized upon delivery to the third party when such information is available, or when notified by the reseller that such royalties are due as a result of a sale, provided that collectibility is reasonably assured.

   Professional services revenue primarily consists of fees for custom development services, user-interface design consulting, project management consulting services, and support and maintenance services provided to end users, value added resellers, system integrators and OEMs. Revenue relating to the development of custom software applications and nonrecurring platform development work for third parties, including fees for licenses to use the Company's software products in the related development effort and thereafter in conjunction with the delivered custom application, as well as revenue relating to consulting services provided on a fixed-fee basis, are recognized using the percentage-of-completion method of accounting, provided that collection of the related receivable is reasonably assured. In applying this method, the Company measures each project's percentage-of-completion by the ratio of labor hours incurred to date to estimated total labor hours to complete the project. This method is used because management considers expended labor hours to be the best available measure of progress on these projects. Adjustments to contract estimates are made in the periods in which the facts requiring such revisions become known. When the estimate indicates a loss, such loss is provided for in its entirety. When services are provided on a time and materials basis, revenue is recognized as the services are rendered. Revenue

                        SPEECHWORKS INTERNATIONAL, INC.

related to maintenance and support arrangements is recognized ratably over the contract period. The Company does not consider professional services, other than the development of custom software applications, to be essential to the functionality of the other elements of its software arrangements. These other professional services are limited and primarily include training and feasibility studies.

   Other revenue primarily consists of resold hardware sales and other resold facilities management services provided to end users. Resold hardware revenue is recognized upon delivery, provided that evidence of the arrangement exists, the fees are fixed or determinable, collectibility is reasonably assured and no significant post-delivery obligations remain relating to the sale. Revenues from resold facilities management services are recognized in the period in which the services are provided.

   The Company's sales frequently include, under related contracts, software licenses, related professional services and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on its fair value, equal to its stated list price as a fixed percentage of the related software product's price. The remainder of the total contract value is then attributed to the software license and related professional services, with the effect that discounts inherent in the total contract value are attributed to the software license and related professional services. For revenue classification, the Company allocates the contract value remaining after allocation to maintenance and support using the fair value of professional services, based on the fee charged when services are sold separately, and records that as professional services revenue; all remaining amounts are recorded as product license revenue.

   Under its maintenance and support arrangements, the Company offers unspecified upgrades and enhancements on software products only on a when-and-if-available basis. Typically, the Company does not contract in advance for specified upgrades, enhancements or additional software products. In arrangements where the Company agrees to provide additional products, specified upgrades or enhancements, the Company allocates revenue from the entire arrangement among all elements of the order, including future deliverables, based on the relative fair values, based on the fee charged when products are sold separately, of each element of the arrangement. The Company defers recognition of revenue allocated to the specified future deliverable until delivery has occurred and any remaining contractual terms relating to that element have been met. In situations where fair value does not exist for all elements to be delivered under the arrangement, the Company defers all revenue from the arrangement until the earlier of the date when all elements have been delivered or fair value exists for all undelivered elements. The Company does not offer rights of return to its customers. In situations where negotiated contracts require rights of return, the Company does not recognize revenue until all significant obligations have been delivered and accepted by the client.

   In some customer arrangements the Company is able to invoice the customer in advance of providing services under a milestone billing plan, or in advance of providing maintenance and support. In these situations, the Company records the invoiced amount as deferred revenue. The Company recognizes deferred revenue as revenue as the related services are provided.

  Research and Development and Capitalized Software Development Costs

   Costs incurred in the research and development of new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to general release of the product, are capitalized and amortized to cost of software license revenues over the estimated useful life of the related products. In the years ended December 31, 2001, 2000 and 1999, costs eligible for capitalization were not material.

                        SPEECHWORKS INTERNATIONAL, INC.

  Accounting for Stock Compensation

   The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts to the extent that the fixed exercise prices are less than the fair market value of the Company's common stock on the date of grant. The difference between the fair value of the Company's common stock and the exercise price of the stock option is recorded as deferred stock compensation, as a reduction of stockholders' equity. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option. The Company follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation (Note 9). All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

  Advertising Expense

   The Company expenses advertising costs as incurred. During the years ended December 31, 2001, 2000 and 1999, advertising expense totaled $1,626,000, $1,598,000 and $1,334,000, respectively.

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

  Comprehensive Income (Loss)

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

  Foreign Currency Translation

   The functional currency of the Company's foreign subsidiaries is the local currency. Substantially all of the Company's revenues are invoiced and collected in U.S. dollars. Assets and liabilities of foreign subsidiaries that are denominated in foreign currencies are remeasured into U.S. dollars at rates of exchange in effect at the balance sheet date. Revenue and expense amounts are remeasured using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency remeasurement are included in other comprehensive income (loss), which is a separate component of stockholders' equity. Net realized gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations as other income or expense.

  Net Loss Per Common Share

   Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing

                        SPEECHWORKS INTERNATIONAL, INC.

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

   The following table sets forth the potential common stock excluded from the calculation of diluted net loss per share:

                                               Year ended December 31,
                                            ------------------------------
                                              2001      2000       1999
                                            --------- --------- ----------
     Options to purchase common stock...... 6,616,476 5,692,249  4,836,202
     Warrants to purchase common stock.....   255,141 1,044,088    807,237
     Redeemable convertible preferred stock        --        -- 13,870,477
                                            --------- --------- ----------
                                            6,871,617 6,736,337 19,513,916
                                            ========= ========= ==========

  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Components particularly subject to estimation include estimates of costs to complete custom software development arrangements, amounts recorded as accounts receivable allowances, recoverability of intangible assets, including goodwill, and the income tax valuation allowance. Actual results could differ from those estimates and would impact future results of operations and cash flows.

  Reclassifications

   Certain amounts in the prior years' financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on reported net loss.

  Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing and has not yet determined the impact of SFAS 142 with respect to any impairment of its goodwill. As of January 1, 2002, the Company will cease amortizing goodwill. Quarterly amortization of goodwill for the year ended December 31, 2001 was approximately $669,000.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of

                        SPEECHWORKS INTERNATIONAL, INC.

FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued commencing with the first quarter of fiscal 2002 and, generally, its provisions are to be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial position or results of operations.

   In November 2001, the Emerging Issues Task Force (EITF), a committee of the FASB, reached a consensus on EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products ("EITF 01-9"). EITF 01-9 presumes that consideration, including equity instruments, from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF 01-9 is applicable for the Company as of January 1, 2002. Upon adoption, reclassification of all prior period amounts is required to conform to the current period presentation. The Company has previously issued equity instruments to certain of its customers. Upon adopting EITF 01-9 on January 1, 2002, the Company will be required to reclassify the amortization of certain equity instruments issued to customers, which exceed amounts previously recognized as an offset to revenue. The amounts that will be reclassified from selling and marketing stock-based compensation expense to a reduction of revenue for the years ended December 31, 2000 and December 31, 2001 are $935,000 and $1,086,000, respectively. Based on the amount of revenue the Company recognizes in the future, it expects that a portion, or potentially all, of the quarterly future amortization could be recorded against revenue.

   During November 2001, the EITF reached consensus on Topic No. D-103, Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred ("Topic D-103"). The EITF concluded in Topic D-103 that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement with the offsetting costs recorded as costs of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies, and telecommunications and facsimile charges. Topic D-103 is applicable for the Company as of January 1, 2002. Upon adoption, reclassification of all prior period amounts is required to conform to the current period presentation. The Company does not currently expect the adoption of Topic D-103 to have a material impact on its financial position or results of operations.

                        SPEECHWORKS INTERNATIONAL, INC.

3.  Investments

   Cash equivalents consist of the following:

                                              December 31,
                                             ---------------
                                              2001    2000
                                             ------- -------
                                             (in thousands)
                   Commercial paper......... $    -- $62,545
                   Municipal notes and bonds      --  16,481
                   Money market funds.......  45,857   9,494
                   U.S. government agencies.      --   4,997
                   Corporate debt securities      --   3,003
                                             ------- -------
                                             $45,857 $96,520
                                             ======= =======

   Marketable securities at amortized cost, including accrued interest, and at fair value as of December 31, 2001 and 2000, consist of the following:

                                         2001              2000
                                   ----------------- -----------------
                                   Amortized  Fair   Amortized  Fair
                                     Cost     Value    Cost     Value
                                   --------- ------- --------- -------
                                             (in thousands)
         Commercial paper.........  $ 7,912  $ 7,912  $11,345  $11,338
         Corporate debt securities   16,336   16,352    3,021    3,032
                                    -------  -------  -------  -------
                                    $24,248  $24,264  $14,366  $14,370
                                    =======  =======  =======  =======

   Gross realized and unrealized gains and losses on marketable securities for the years ended December 31, 2001 and 2000 were immaterial. All marketable securities held at December 31, 2001 and 2000 matured within one year.

4.  Accounts Receivable

   Accounts receivable consist of the following:

                                                    December 31,
                                                   ---------------
                                                    2001    2000
                                                   ------- -------
                                                   (in thousands)
             Accounts receivable.................. $11,252 $10,191
             Unbilled accounts receivable.........   2,845   2,911
                                                   ------- -------
                                                    14,097  13,102
             Less--allowance for doubtful accounts   1,428     600
                                                   ------- -------
                                                   $12,669 $12,502
                                                   ======= =======

   Unbilled accounts receivable are primarily revenues earned under percentage of completion accounting that have not yet been billed under the terms of the arrangement.

                        SPEECHWORKS INTERNATIONAL, INC.

5.  Fixed Assets

   Fixed assets consist of the following:

                                                    Estimated   December 31,
                                                   useful life --------------
                                                     (years)    2001    2000
                                                   ----------- ------- ------
                                                               (in thousands)
   Software, computer and office equipment........      3      $ 9,961 $6,448
   Leasehold improvements.........................      5        2,050  1,232
   Furniture and fixtures.........................      5        1,080    969
                                                               ------- ------
                                                                13,091  8,649
   Less--accumulated depreciation and amortization               6,372  3,312
                                                               ------- ------
                                                               $ 6,719 $5,337
                                                               ======= ======

   Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was $3,060,000, $1,891,000 and $785,000, respectively.

6.  Acquisitions

   On January 5, 2001, the Company acquired all of the outstanding capital stock of Eloquent Technology, Inc. ("ETI"), a supplier of speech synthesis, or text-to-speech technology. In connection with the acquisition, the Company paid $5,250,000 in cash and issued 299,873 shares of its common stock valued at $13,457,000. Additionally, the Company incurred acquisition-related costs of $132,000, which are included in the total purchase price for accounting purposes. The acquisition was accounted for using the purchase method of accounting. Accordingly, the fair market values of the acquired assets and assumed liabilities have been included in the Company's consolidated financial statements as of the acquisition date, and the results of operations of ETI have been included in the Company's consolidated financial statements thereafter. The purchase price of $18,839,000 has been allocated to net tangible assets and liabilities acquired of ($198,000), completed technology of $5,653,000 and goodwill of $13,384,000. The intangible assets are being amortized on a straight-line basis through December 2005. In 2001, the Company recorded amortization expense for completed technology of $1,131,000 and amortization expense for goodwill of $2,677,000.

   The Company's pro forma statement of operations for periods prior to the acquisition reflecting the Company and ETI on a combined basis would not differ materially from the Company's reported results.

   In connection with this acquisition, the Company assumed the terms of a development and royalty agreement between ETI and IBM. Under this agreement, IBM funded development of certain of ETI's products, and the Company is obligated to pay royalties of between 10% and 12% of revenue received from such funded products. Total maximum royalties payable under the term of this agreement are $5.0 million (See Note 10).

7.  Intangible Assets

   On June 5, 2000, the Company entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of the Company's common stock, the Company received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional

                        SPEECHWORKS INTERNATIONAL, INC.

technology development. In connection with this agreement, the Company recorded $11,497,000 of acquired intellectual property and collaborative rights, equal to the fair value of the common stock issued, which is being amortized on a straight-line basis through June 2003. Amortization expense for the acquired intellectual property and collaborative rights for the years ended December 31, 2001 and 2000 was $3,832,000 and $1,916,000, respectively.

   Intangible assets consist of the following:

                                           Estimated   December 31,
                                          useful life ---------------
                                            (years)    2001    2000
                                          ----------- ------- -------
                                                      (in thousands)
           AT&T Technology...............      3      $11,497 $11,497
           ETI Technology................      5        5,653      --
           ETI Goodwill..................      5       13,384      --
                                                      ------- -------
                                                       30,534  11,497
           Less--accumulated amortization               9,556   1,916
                                                      ------- -------
                                                      $20,978 $ 9,581
                                                      ======= =======

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

  Deferred Stock Compensation

   In connection with the sale of common stock in private placements to Net2Phone and America Online (AOL), concurrent with the Company's initial public offering, the Company recorded deferred stock compensation within stockholders' equity of $5,446,000. This amount represents the difference between the price of the public offering of $20.00 per share and the price paid by each of Net2Phone and AOL of $12.46 per share. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered arrangements.
In each reporting period, such amortization is reflected first as a reduction of revenues resulting from the arrangements; to the extent that the amortization exceeds such revenues, the residual is reflected in operating expenses. For the year ended December 31, 2001, the Company recognized revenue from Net2Phone and AOL and, accordingly, the related amortization of $1,093,000, was recorded as a non-cash stock compensation charge that reduced revenue. Amortization of deferred stock compensation for Net2Phone and AOL of $722,000, which was in excess of revenue recognized during the year, was recorded as selling and marketing stock compensation expense. For the year ended

                        SPEECHWORKS INTERNATIONAL, INC.

December 31, 2000, the Company recognized revenue from Net2Phone and AOL and, accordingly, the related amortization of $273,000 was recorded as a non-cash stock compensation charge that reduced revenue. Amortization of deferred stock compensation for Net2Phone and AOL of $483,000, which was in excess of revenue recognized during the year, was recorded as selling and marketing stock compensation expense.

  Warrants

   On June 30, 2000, the Company issued a fully-vested warrant to purchase up to 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. In accordance with EITF 96-18, the value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $11,220,000, which is being amortized to selling and marketing stock compensation expense over the three-year term of the agreement. The Company recognized $3,740,000 and $1,558,000 of stock compensation expense during the years ended December 31, 2001 and 2000, respectively. The warrant, which has an exercise price of $12.46 per share, becomes exercisable upon the earlier of June 30, 2002 or in three equal installments upon the achievement of certain performance targets. The warrant may be exercised at the option of the holder, in whole or in part, at any time on or before the fifth anniversary from the date that portion of the warrant becomes exercisable. As of December 31, 2000, in accordance with the original terms of the warrant, AOL exercised a portion of their warrant for the purchase of 510,281 shares of common stock in a cashless exercise, resulting in the Company issuing 365,248 shares of common stock. As of December 31, 2001, the remaining warrant to purchase up to 255,141 shares of common stock was not exercisable.

   On May 31, 2000, the Company issued to a Series E preferred investor a warrant to purchase 47,710 shares of common stock at an exercise price of $7.86 per share, subject to certain anti-dilution adjustments. The warrant was exercisable at the option of the holder, in whole or part, at any time on or before May 31, 2002. The fair value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $330,630. On January 24, 2001, the warrant was exercised in full in a cashless exercise resulting in the Company issuing 37,020 shares of common stock.

   In November 1998, in connection with the acquisition of the name "SpeechWorks," the Company issued a warrant to an unrelated third party to purchase 30,000 shares of the Company's common stock at a price of $2.83 per share, subject to certain anti-dilution adjustments. This warrant was exercisable at the option of the holder, in whole or in part, at any time on or before November 30, 2003. The value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model, was not significant. On October 19, 2000, the warrant was exercised in full for proceeds to the Company of approximately $85,000.

   In January 1997, the Company issued to a customer a warrant to purchase 741,237 shares of the Company's common stock at a price of $2.05 per share, subject to certain anti-dilution adjustments. This warrant was exercisable at the option of the holder, in whole or in part, at any time on or before January 31, 2002, subject to a maximum of three exercises. The value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model, was not significant. On February 6, 2001, the warrant was exercised in full in a cashless exercise resulting in the Company issuing 690,052 shares of common stock.

   In connection with a leasing agreement entered in 1996, the Company issued a warrant to purchase 36,000 shares of its common stock at a price of $0.67 per share. The warrant was subject to certain anti-dilution adjustments and was exercisable, in whole or in part, on or before October 31, 2002. The value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model, was not significant. On October 31, 2000, the warrant was exercised in full in a cashless exercise resulting in the Company issuing 35,686 shares of common stock.

                        SPEECHWORKS INTERNATIONAL, INC.

  Reserved Shares

   At December 31, 2001, the Company had 6,871,617 shares of its common stock reserved for issuance upon the exercise of outstanding options issued under the Company's stock option plans and upon exercise of outstanding common stock warrants.

9.  Stock Option Plans

   During April 2000, the Company's Board of Directors approved the 2000 Employee, Director and Consultant Stock Plan (the "2000 Plan"), which was approved by the Company's stockholders in May 2000. The 2000 Plan provides for the grant of incentive stock options ("ISOs") as well as non-qualified options to employees, directors and other individuals providing services to the Company. The Compensation Committee of the Board of Directors determines the term of each option, exercise price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for ISOs cannot be less than the fair market value per share of the underlying common stock on the date granted. The exercise price for ISOs granted to holders of more than 10% of the voting stock of the Company cannot be less than 110% of the fair market value per share of the underlying common stock on the grant date. The term of ISOs and non-qualified options cannot exceed ten years. The term of ISOs granted to holders of more than 10% of the voting stock of the Company cannot exceed five years. Options granted under the 2000 Plan typically vest over 4 years. A maximum of 5,000,000 shares of common stock have been authorized for issuance under the 2000 Plan. As of December 31, 2001, 3,166,704 options have been issued and remain outstanding, with an additional 1,677,841 still available for grant.

   During May 2000, the Company's Board of Directors and stockholders approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective upon completion of the Company's initial public offering. The plan authorizes the issuance of up to a total of 200,000 shares of common stock to participating employees. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of the Company's common stock through payroll deductions made over the term of each offering period. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of the Company's common stock at the beginning or end of the offering period. The first plan period began September 1, 2000 and ended on February 28, 2001, with future offering periods ending on August 31 and February 28 of each subsequent year. In 2001, there were 85,129 shares issued under the Purchase Plan.

   During August 1995, the Company adopted the Amended and Restated 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of incentive stock options as well as non-qualified options to employees, directors and other individuals providing services to the Company. The Compensation Committee of the Board of Directors determines the term of each option, exercise price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for ISOs cannot be less than the fair market value per share of the underlying common stock on the date granted. The exercise price for ISOs granted to holders of more than 10% of the voting stock of the Company cannot be less than 110% of the fair market value per share of the underlying common stock on the grant date. The term of ISOs and non-qualified options cannot exceed ten years. The term of ISOs granted to holders of more than 10% of the voting stock of the Company cannot exceed five years. Options granted under the 1995 Plan typically vest over 4 years. A maximum of 3,645,254 shares of common stock have been authorized for issuance under the 1995 Plan. As of December 31, 2001, 3,332,328 options have been issued and remain outstanding, with an additional 312,926 still available for grant.

                        SPEECHWORKS INTERNATIONAL, INC.

   A summary of the status of options granted under the Company's stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

                                                        2001             2000             1999
                                                  ---------------- ---------------- ----------------
                                                         Weighted-        Weighted-        Weighted-
                                                  Number  average  Number  average  Number  average
                                                    of   exercise    of   exercise    of   exercise
                                                  shares   price   shares   price   shares   price
                                                  ------ --------- ------ --------- ------ ---------
                                                                    (in thousands)
Outstanding at beginning of year................. 5,692   $ 6.77   4,836   $ 1.51   3,397    $0.36
   Granted....................................... 2,062    10.64   2,103    15.71   2,795     2.51
   Exercised.....................................  (655)    1.21    (922)    0.83    (801)    0.10
   Canceled......................................  (483)   18.79    (325)    3.14    (555)    1.47
                                                  -----   ------   -----   ------   -----    -----
Outstanding at end of year....................... 6,616   $ 7.65   5,692   $ 6.77   4,836    $1.51
                                                  =====   ======   =====   ======   =====    =====
Options exercisable at December 31............... 2,857   $ 4.60   1,821   $ 1.62   1,423    $0.51
Options available for future grant at December 31 1,991            3,570            5,547
Weighted-average fair value of options granted
  during the year ended December 31..............         $ 9.86           $12.69            $0.65

   The following table summarizes information about stock options outstanding at December 31, 2001:

                                  Options outstanding    Options exercisable
                                  -------------------- -----------------------
                                   Weighted
                                    average   Weighted                Weighted
                                   remaining  average                 average
     Range of          Number     contractual exercise     Number     exercise
   exercise prices  Outstanding      life      price    exercisable    price
 ----------------- -------------- ----------- -------- -------------- --------
                   (in thousands) (in years)           (in thousands)
 $ 0.01--$   0.67      1,044          5.9     $  0.43        982      $  0.41
   0.83-    1.50         477          7.3        1.00        264          .98
   2.05-    2.17         729          7.6        2.16        339         2.16
   4.00-    4.13       1,005          7.7        4.03        550         4.05
   4.80-    6.62       1,013          9.3        6.60        147         6.62
   6.69-    8.00       1,178          8.6        7.82        353         7.97
   8.32-   18.00         681          9.0       13.46        151        14.25
  19.00-   92.25         489          8.9       38.85         71        50.56
                       -----                               -----
 $ 0.01-$ 92.25        6,616          8.0     $  7.65      2,857      $  4.60
                       =====                               =====

   In connection with the grant of certain stock options to employees through June 30, 2000, the Company recorded deferred stock compensation within stockholders' equity of $10,719,000, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options. Subsequent to June 30, 2000, no options have been issued with exercise prices less than fair value on the date of grant; accordingly, no additional deferred stock compensation has been recorded. The Company recorded amortization of deferred stock compensation for the years ended December 31, 2001, 2000 and 1999 of $2,707,000, $2,411,000 and $508,000,
respectively. Had compensation expense for all stock awards been determined based on the fair value at the date of grant, consistent with the method prescribed by SFAS No. 123, the Company's net loss attributable to common

                        SPEECHWORKS INTERNATIONAL, INC.

stockholders and net loss per common share for the years ended December 31, 2001, 2000 and 1999 would have increased to the pro forma amounts indicated below:

                            2001                  2000                  1999
                    --------------------  --------------------  --------------------
                      Net loss   Net loss   Net loss   Net loss   Net loss   Net loss
                    attributable   per    attributable   per    attributable   per
                     to common    common   to common    common   to common    common
                    stockholders  share   stockholders  share   stockholders  share
                    ------------ -------- ------------ -------- ------------ --------
                                  (in thousands, except per share data)
As reported........   $(46,849)   $(1.46)   $(36,551)   $(2.29)   $(17,367)   $(3.28)
Pro forma..........   $(57,059)   $(1.78)   $(41,565)   $(2.61)   $(17,719)   $(3.34)

   For this purpose, the fair value of options at the date of grant was estimated using the Black-Scholes valuation model after the Company's initial registration filing and the minimum value method before the Company's initial registration filing with the following weighted-average assumptions:

                                                2001  2000 1999
                                                ----  ---- ----
                Dividend yield.................   --   --   --
                Expected volatility............  139% 100%  --
                Risk-free interest rate........ 4.85% 6.1% 5.4%
                Expected option life (in years) 6.17  6.4  7.5

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the assumption of expected stock price volatility of the underlying stock. Changes in these subjective assumptions can materially affect the fair value estimate.

10.  Commitments

  Operating Leases

   The Company leases its primary office space under noncancelable operating leases, which expire through September 30, 2004. Under the terms of the lease relating to its main facility, the Company is required to maintain an irrevocable standby letter of credit stating the lessor as the beneficiary. The letter of credit must be in the amount of $80,000 through December 31, 2001, with such amount being reduced by $40,000 each succeeding year through the expiration of the lease. During 1999, the Company leased additional office space under a noncancelable operating lease, which expires in 2004. Under the terms of the lease, the Company is required to maintain an irrevocable letter of credit stating the lessor as beneficiary. The letter of credit must be in the amount of $313,500 through September 2002, with such amount reduced by $100,000 after September 2002 and an additional $100,000 after September 2003.

   During 2000, the Company leased office space in New York under a noncancelable operating lease, which expires in 2016. Under the terms of the lease, the Company is required to maintain an irrevocable letter of credit, stating the lessor as beneficiary, in the amount of $711,000 through 2016.

   During 1999, the Company leased office space in Montreal, Canada under a noncancelable operating lease, which expires in 2010. Additional office space in Montreal, Canada was leased as an addendum to the 1999 lease during 2000. Under the terms of the lease, the Company is required to maintain an irrevocable letter of credit

                        SPEECHWORKS INTERNATIONAL, INC.

stating the lessor as beneficiary. The letter of credit must be in the amount of $216,000 through November 2001, with such amount reduced by $24,000 each succeeding year through expiration of the lease.

   Rent expense under operating leases was $4,339,000, $2,951,000 and $1,050,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Future minimum lease obligations under operating leases as of December 31, 2001 are as follows:

                Year                             (in thousands)
                ----                             --------------
                2002............................    $ 3,369
                2003............................      3,711
                2004............................      3,074
                2005............................      1,545
                2006............................      1,273
                Thereafter......................     10,475
                                                    -------
                   Total minimum lease payments.    $23,447
                                                    =======

  Royalty Agreement

   In August 1994, the Company entered into a license agreement, last amended in July 1996, under which the Company obtained a nonexclusive right to use certain software technology through the term of the licensor's copyrights on such technology. In exchange, the Company is required to pay royalties on net sales of licensed product. These royalties begin at 5% of licensed product sales and decrease as a percentage of sales based on cumulative life to date sales. In addition, the Company was required to pay annual minimum royalties totaling $80,000 and $90,000 for the years ended December 31, 2000 and 1999, respectively, and $50,000 annually thereafter. Any payments that exceed these minimums can be used to offset future royalties payable under the agreement.

   In January 2001, in connection with the acquisition of ETI, the Company assumed the terms of a development and royalty agreement between ETI and IBM. Under this agreement, IBM funded development of certain of ETI's products, and the Company is obligated to pay royalties of between 10% and 12% of revenue received from such funded products. Total maximum royalties payable under the term of this agreement are $5.0 million. The agreement requires the Company to make minimum royalty payments of $200,000 in 2002, 2003 and 2004 and $500,000 in 2005. As of December 31, 2001, the Company's remaining obligation under the assumed agreement was approximately $4.5 million.

   Under the terms of these royalty agreements, the Company recorded royalty expense totaling $350,000, $214,000 and $93,000 during the years ended December 31, 2001, 2000 and 1999, respectively. Also, in 1999, cost of product license revenue included a $60,000 payment to a client as a royalty for the resale of an application originally developed for that client.

11.  Notes Payable and Line of Credit

   In December 2001, the Company entered into an equipment line of credit with a bank. Under this agreement, the Company obtained the right to access up to $6,000,000 to finance purchases of fixed assets. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at an annual rate of prime (4.75% at December 31, 2001), which is payable monthly over a period of 36 months. During December

                        SPEECHWORKS INTERNATIONAL, INC.

2001, the Company borrowed $1,801,000 under this line. In accordance with the terms of the equipment line of credit, principal payments of $600,000 are due in each of the years ended December 31, 2002 and 2003 and $601,000 is due during the year ended December 31, 2004. Under the financing agreement, the Company is obligated to comply with certain financial covenants related to total tangible net worth; the Company was in compliance as of December 31, 2001.

   In March 1999, the Company entered into an equipment financing agreement with a bank. Under this agreement, the Company entered into two lines of credit under which the Company obtained the right to access up to $1,500,000 to finance purchases of fixed assets. Borrowings under these lines are collateralized by the fixed assets purchased and bear interest at an annual rate of prime plus 0.75% (5.5% at December 31, 2001) which is payable monthly. Borrowings made between March 1999 and May 1999 and between June 1999 and November 1999 converted into term loans on May 31, 1999 and November 30, 1999, respectively, at which point monthly payments of principal plus interest became due over a period of 36 months. During 1999, the Company borrowed the entire $1,500,000 available under these lines. At December 31, 2001, $292,000 was outstanding under the resulting notes payable; maturing in 2002. Under the financing agreement, the Company is obligated to comply with certain financial covenants related to total tangible net worth; the Company was in compliance as of December 31, 2001.

   Also in March 1999, the Company entered into a revolving line of credit with the same bank, which as modified on December 1, 2001 provides for available borrowings of up to $5,000,000. The revolving line of credit expires on November 30, 2002. Amounts available for borrowing are based upon certain eligible accounts receivable. Borrowings under the revolving line of credit bear interest at the bank's prime rate (4.75% at December 31, 2001), and all outstanding borrowings are due December 1, 2002. At December 31, 2001, no amounts were outstanding under the revolving line of credit and $3,650,000 was available for borrowing, with $1,350,000 committed under this line of credit for outstanding letters of credit. Under the financing agreement, the Company is obligated to comply with certain financial covenants related to total tangible net worth; the Company was in compliance as of December 31, 2001.

12.  Segment Reporting

   The Company operates in a single segment and has no organizational structure dictated by product lines, geography or customer type.

   The following table presents total revenue, including non-cash stock compensation, and long-lived assets, excluding intangible assets, information by geographic area as of and for the years ended December 31, 2001, 2000 and 1999:

                                   Total Revenue       Long-Lived Assets
                              ----------------------- --------------------
                               2001    2000    1999    2001   2000   1999
                              ------- ------- ------- ------ ------ ------
                                             (in thousands)
      United States.......... $39,817 $25,887 $13,649 $7,636 $5,065 $3,499
      Canada.................      --      --      --    660    673     --
      Other foreign countries   4,124   4,137     362    784    492    460
                              ------- ------- ------- ------ ------ ------
                              $43,941 $30,024 $14,011 $9,080 $6,230 $3,959
                              ======= ======= ======= ====== ====== ======

   Revenue classification above is based on the country in which the sale originates.

                        SPEECHWORKS INTERNATIONAL, INC.

13.  Income Taxes

   During the year ended December 31, 2000, the Company changed from the cash receipts and disbursements accounting method to the accrual accounting method for federal and state income tax purposes. As a result of taxable losses generated in the United States, the Company has not recorded any domestic provision for income taxes for the years ended December 31, 2001, 2000 and 1999 but has recorded a foreign income tax provision for the years ended December 31, 2001 and 2000 related to income from its foreign operations. The following shows net income and loss from U.S. and foreign operations for the years ended December 31, 2001, 2000 and 1999:

                                                   December 31,
                                           ----------------------------
        Profit (loss) before income taxes:   2001      2000      1999
        ---------------------------------- --------  --------  --------
                                                  (in thousands)
        United States..................... $(47,555) $(32,279) $(15,463)
        Foreign...........................      751     2,992        --
                                           --------  --------  --------
           Total loss before income taxes. $(46,804) $(29,287) $(15,463)
                                           ========  ========  ========

   The following is a reconciliation between the amount of the Company's income taxes utilizing the U.S. federal statutory rate and the Company's actual provision for income taxes for the years ended December 31, 2001, 2000 and 1999:

                                                     December 31,
                                              --------------------------
                                                2001     2000     1999
                                              --------  -------  -------
                                                    (in thousands)
      At U.S. federal statutory rate......... $(15,886) $(9,958) $(5,328)
      State taxes, net of federal effect.....   (1,374)  (1,576)  (1,045)
      Effect of change in valuation allowance    8,483    8,870    6,416
      Foreign rate differential..............    6,369    3,024       --
      Amortization...........................    2,799       --
      Other..................................     (346)     (51)     (43)
                                              --------  -------  -------
         Provision for income taxes.......... $     45  $   309  $    --
                                              ========  =======  =======

   The Company's net deferred tax assets consist of the following:

                                                      December 31,
                                                   ------------------
                                                     2001      2000
                                                   --------  --------
                                                     (in thousands)
          Gross deferred tax assets...............
          Net operating loss carryforwards........ $ 19,539  $ 17,041
          Tax credit carryforwards................    1,890     1,144
          Accrued expenses........................    3,772     1,177
          Deferred compensation...................    2,266        --
          Other...................................      815        64
                                                   --------  --------
             Total gross deferred tax assets......   28,282    19,426
                                                   --------  --------
          Gross deferred tax liabilities..........
          Purchased technology....................   (1,821)       --
          Deferred tax asset valuation allowance..  (26,461)  (19,426)
                                                   --------  --------
             Total gross deferred tax liabilities.  (28,282)  (19,426)
                                                   --------  --------
          Net deferred tax asset.................. $     --  $     --
                                                   ========  ========

                        SPEECHWORKS INTERNATIONAL, INC.

   At December 31, 2001 and 2000, the Company provided a valuation allowance for the full amount of its net deferred tax assets since, based on the weight of available evidence, management could not conclude that it is more likely than not that these future benefits will be realized. At December 31, 2001, the Company has federal and state net operating loss carryforwards of $47,300,000 and $52,300,000, respectively, available to reduce future income, which expire at various dates through 2021. Approximately $1,419,000 of the net operating losses is due to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options for which the benefit will be charged to additional paid in capital when recognized. The Company also has federal and state research and development credit carryforwards of $1,094,000 and $704,000, respectively, available to reduce future income tax liabilities, which expire at various dates through 2021. Under the Internal Revenue Code, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss and tax credit carryforwards which can be utilized in future years to offset future taxable income and tax liabilities.

14.  401(k) Savings Plan

   The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. The Company has not made any contributions to the 401(k) Plan through December 31, 2001.

15.  Supplemental Cash Flow Information

   During the years ended December 31, 2001, 2000 and 1999, the Company made cash payments for interest totaling $44,000, $126,000 and $113,000, respectively.

   During 2001, warrant holders exercised warrants for the purchase of 788,947 shares of the Company's common stock in cashless exercises, resulting in the Company issuing 727,072 shares of common stock.

   During 2001, in exchange for common stock and cash, the Company acquired Eloquent Technology, Inc. as follows:

                                                      (in thousands)
                                                      --------------
           Fair value of assets acquired and goodwill    $ 19,057
           Common stock issued.......................     (13,457)
           Cash paid.................................      (5,377)
                                                         --------
              Liabilities assumed....................    $    223
                                                         ========

   During 2000, the Company issued 1,045,158 shares of its common stock, valued at $11,497,000, to AT&T in exchange for intellectual property and collaborative rights.

   During 2000, in connection with the Company's initial public offering, all outstanding shares of preferred stock automatically converted into an aggregate 16,415,158 shares of the Company's common stock.

   During 2000, warrant holders exercised warrants for the purchase of 546,281 shares of the Company's common stock in cashless exercises, resulting in the Company issuing 400,934 shares of common stock.

                        SPEECHWORKS INTERNATIONAL, INC.

16.  Quarterly Results (Unaudited)

   The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

                                                                                     Three Months Ended
                                                        --------------------------------------------------------------------
                                                        Dec. 31,  Sept. 30, June 30,  Mar. 31,  Dec. 31, Sept. 30, June 30,
                                                          2001      2001      2001      2001      2000     2000      2000
                                                        --------  --------- --------  --------  -------- --------- --------
Revenues:
  Product licenses..................................... $  7,030  $  6,908  $  5,806  $  6,092  $ 6,120   $ 4,853  $  2,776
  Professional services................................    4,361     3,744     3,673     4,368    3,642     3,096     2,364
  Other revenues.......................................      353       848       899       952      793       674       892
  Non-cash stock compensation..........................     (264)     (288)     (229)     (312)    (273)       --        --
                                                        --------  --------  --------  --------  -------   -------  --------
   Total revenues......................................   11,480    11,212    10,149    11,100   10,282     8,623     6,032
                                                        --------  --------  --------  --------  -------   -------  --------
Cost of revenue:
  Cost of product licenses.............................       78       145        73        54       59        44        66
  Cost of professional services--non-cash stock
                    compensation.......................      155       154       154       154      154       156       135
                  --all other expenses.................    2,476     2,386     2,575     2,935    2,478     2,346     1,856
  Cost of other revenues...............................      312       697       752       751      477       558       659
  Amortization of purchased technology.................      282       283       283       283       --        --        --
                                                        --------  --------  --------  --------  -------   -------  --------
   Total cost of revenues..............................    3,303     3,665     3,837     4,177    3,168     3,104     2,716
                                                        --------  --------  --------  --------  -------   -------  --------
    Gross profit.......................................    8,177     7,547     6,312     6,923    7,114     5,519     3,316
                                                        --------  --------  --------  --------  -------   -------  --------
Operating expenses:
  Selling and marketing--non-cash stock compensation...    1,401     1,377     1,436     1,353    1,392     1,201       259
              --all other expenses.....................    7,530     7,048     6,959     6,313    5,737     5,793     4,478
  Research and development--non-cash stock
                    compensation.......................      140       140       140       140      140       140       120
                 --all other expenses..................    3,259     3,580     3,865     3,352    2,676     2,160     2,006
  General and administrative--non-cash stock
                    compensation.......................      107       106       106       106      106       107       150
                 --all other expenses..................    6,400     6,223     6,389     5,543    5,858     4,482     3,652
  Amortization of intangible assets....................    1,627     1,627     1,627     1,627      958       958        --
                                                        --------  --------  --------  --------  -------   -------  --------
       Total operating expenses........................   20,464    20,101    20,522    18,434   16,867    14,841    10,665
                                                        --------  --------  --------  --------  -------   -------  --------
Loss from operations...................................  (12,287)  (12,554)  (14,210)  (11,511)  (9,753)   (9,322)   (7,349)
Interest and other income, net.........................      782       620       897     1,459    1,805     1,334        97
                                                        --------  --------  --------  --------  -------   -------  --------
Loss before income taxes...............................  (11,505)  (11,934)  (13,313)  (10,052)  (7,948)   (7,988)   (7,252)
Provision (benefit) for income taxes...................       22        42       (45)       26      309        --        --
                                                        --------  --------  --------  --------  -------   -------  --------
Net loss...............................................  (11,527)  (11,976)  (13,268)  (10,078)  (8,257)   (7,988)   (7,252)
Accretion and deemed dividend on redeemable convertible
 preferred stock.......................................       --        --        --        --       --      (300)   (6,055)
                                                        --------  --------  --------  --------  -------   -------  --------
Net loss attributable to common stockholders........... $(11,527) $(11,976) $(13,268) $(10,078) $(8,257)  $(8,288) $(13,307)
                                                        ========  ========  ========  ========  =======   =======  ========
Basic and diluted net loss per common share............ $  (0.36) $  (0.37) $  (0.41) $  (0.32) $ (0.27)  $ (0.39) $  (2.12)
Shares used in computing basic and diluted net loss per
 common share..........................................   32,320    32,153    32,031    31,408   30,180    21,419     6,281


                                                        Mar. 31,
                                                          2000
                                                        --------
Revenues:
  Product licenses..................................... $ 2,607
  Professional services................................   2,158
  Other revenues.......................................     322
  Non-cash stock compensation..........................      --
                                                        -------
   Total revenues......................................   5,087
                                                        -------
Cost of revenue:
  Cost of product licenses.............................      45
  Cost of professional services--non-cash stock
                    compensation.......................      93
                  --all other expenses.................   1,694
  Cost of other revenues...............................     150
  Amortization of purchased technology.................      --
                                                        -------
   Total cost of revenues..............................   1,982
                                                        -------
    Gross profit.......................................   3,105
                                                        -------
Operating expenses:
  Selling and marketing--non-cash stock compensation...     193
              --all other expenses.....................   3,794
  Research and development--non-cash stock
                    compensation.......................      72
                 --all other expenses..................   1,810
  General and administrative--non-cash stock
                    compensation.......................      35
                 --all other expenses..................   3,308
  Amortization of intangible assets....................      --
                                                        -------
       Total operating expenses........................   9,212
                                                        -------
Loss from operations...................................  (6,107)
Interest and other income, net.........................       8
                                                        -------
Loss before income taxes...............................  (6,099)
Provision (benefit) for income taxes...................      --
                                                        -------
Net loss...............................................  (6,099)
Accretion and deemed dividend on redeemable convertible
 preferred stock.......................................    (600)
                                                        -------
Net loss attributable to common stockholders........... $(6,699)
                                                        =======
Basic and diluted net loss per common share............ $ (1.19)
Shares used in computing basic and diluted net loss per
 common share..........................................   5,644

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

   The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders and under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" and "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-k

Item 14(a). The following documents are filed as part of this annual report on Form 10-K.

Item 14(a)(1)  Financial Statements.

   The following consolidated financial statements are filed as part of this report under "Item 8-Financial Statements and Supplementary Data":

                                                                                Page
                                                                                -----

Report of Independent Accountants..............................................    40

Consolidated Balance Sheet as of December 31, 2001 and 2000....................    41

Consolidated Statement of Operations for the years ended December 31, 2001,
 2000 and 1999.................................................................    42

Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and
  Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999....    43

Consolidated Statement of Cash Flows for the years ended December 31, 2001,
 2000 and 1999.................................................................    44

Notes to Consolidated Financial Statements..................................... 45-62

Item 14(a)(2)  List of Schedules

   Schedule II--Valuation and Qualifying Accounts for the three years ended December 31, 2001. All other schedules to the consolidated financial statements are omitted, as the required information is either inapplicable or presented in the consolidated financial statements.

Item 14(a)(3)  Exhibits

                                 EXHIBIT INDEX

Exhibit
Number                                         Description of Exhibit
-------                                        ----------------------

2.1(1)  Agreement and Plan of Merger dated as of December 19, 2000 among SpeechWorks International,
          Inc., Eloquent Technology, Inc., SpeechWorks Acquisition Sub, Inc. and the sole shareholder of
          Eloquent Technology, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant's
          Current Report on Form 8-K, filed on January 19, 2001, File No. 000-31097.

   3.1  Restated Certificate of Incorporation of SpeechWorks International, Inc., incorporated herein by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, filed on
          August 9, 2000, File No. 333-43398.

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

 +10.1  License Agreement, dated August 3, 1994, between the Registrant and MIT, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on
          Form S-1, filed on April 19, 2000, File No. 333-35164.

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

  10.5  Amended and Restated 1995 Option Plan, incorporated herein by reference to Exhibit 10.5 to the
          Registrant's Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

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

  10.9  Employment Agreement, dated June 21, 2000, between the Registrant and Richard J. Westelman, incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on
          Form S-1, filed on April 19, 2000, File No. 333-35164.

+10.10  Development and License Agreement, dated June 5, 2000, between the Registrant and AT&T, incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on
          Form S-1, filed on April 19, 2000, File No. 333-35164.

Exhibit
Number                                          Description of Exhibits
------                                          -----------------------

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

+10.13    Software License and Professional Services Agreement, dated June 30, 2000, between AOL and the
            Registrant, incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration
            Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

+10.14    Master Software License Agreement, dated September 1, 2000 between Net2Phone and the
            Registrant, incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on
            Form 10-K, filed March 16, 2001.

 10.15    Third Amendment to the Fourth Amended and Restated Registration Rights Agreement, incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed
            March 16, 2001.

 10.16    Fourth Amendment to the Fourth Amended and Restated Registration Rights Agreement,
            incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on
            Form 10-K, filed March 16, 2001.

 10.17    Silicon Valley Bank Loan Arrangement with SpeechWorks International, Inc., dated March 26, 1999, between Silicon Valley Bank and the Registrant, as modified by the Third Loan Modification
            Agreement dated August 6, 2001, the Fourth Loan Modification Agreement dated November 13,
            2001 and the Fifth Loan Modification Agreement dated December 28, 2001, incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K, filed March 16,
            2001.

 10.18    Fifth Amendment to the Fourth Amended and Restarted Registration Rights Agreement, dated as of
            January 5, 2001, among the Registrant and the investors party thereto, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q, filed May 14, 2001.

 10.19(1) Silicon Valley Bank Loan Arrangement with SpeechWorks International, Inc., dated March 26, 1999, between Silicon Valley Bank and the Registrant, as modified by the Third Loan Modification
            Agreement dated August 6, 2001, the Fourth Loan Modification Agreement dated November 13,
            2001 and the Fifth Loan Modification Agreement dated December 28, 2001.

  21.1    List of Subsidiaries

  23.1    Consent of PricewaterhouseCoopers LLP.

--------
(1) Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.
 + Confidential Treatment granted as to certain portions.

                                                                    Schedule II

                        SPEECHWORKS INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                      Balance at                        Balance
                                     beginning of                      at end of
          Description           Year    period    Additions Deductions  period
          -----------           ---- ------------ --------- ---------- ---------
Allowance for doubtful accounts 1999     $ 75      $   --     $  15     $   60
Allowance for doubtful accounts 2000     $ 60      $  540     $  --     $  600
Allowance for doubtful accounts 2001     $600      $1,108     $ 280     $1,428

                                  SIGNATURES

   Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SPEECHWORKS INTERNATIONAL, INC.

                                               By:   /s/  STUART R. PATTERSON
                                                   -----------------------------
                                                        Stuart R. Patterson
                                                    Chief Executive Officer and
                                                             President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----
  /s/  STUART R. PATTERSON    Chief Executive Officer,      March 20, 2002
-----------------------------   President and Director
     Stuart R. Patterson        (principal executive
                                officer)

  /s/  RICHARD J. WESTELMAN   Chief Financial Officer
-----------------------------   (principal financial and
    Richard J. Westelman        accounting officer)         March 20, 2002

  /s/  MICHAEL S. PHILLIPS    Chief Technology Officer and
-----------------------------   Director
     Michael S. Phillips                                    March 20, 2002

  /s/  WILLIAM J. O'FARRELL   Chairman of the Board
-----------------------------
    William J. O'Farrell                                    March 20, 2002

      /s/  AXEL BICHARA       Director
-----------------------------
        Axel Bichara                                        March 20, 2002

     /s/  RICHARD BURNES      Director
-----------------------------
       Richard Burnes                                       March 20, 2002

      /s/  ROBERT FINCH       Director
-----------------------------
        Robert Finch                                        March 20, 2002

  /s/  JOHN C. FREKER, JR.    Director
-----------------------------
     John C. Freker, Jr.                                    March 20, 2002

                                 EXHIBIT INDEX

Exhibit
Number                                         Description of Exhibit
-------                                        ----------------------

2.1(1)  Agreement and Plan of Merger dated as of December 19, 2000 among SpeechWorks International,
          Inc., Eloquent Technology, Inc., SpeechWorks Acquisition Sub, Inc. and the sole shareholder of
          Eloquent Technology, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant's
          Current Report on Form 8-K, filed on January 19, 2001, File No. 000-31097.

   3.1  Restated Certificate of Incorporation of SpeechWorks International, Inc., incorporated herein by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, filed on
          August 9, 2000, File No. 333-43398.

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

 +10.1  License Agreement, dated August 3, 1994, between the Registrant and MIT, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on
          Form S-1, filed on April 19, 2000, File No. 333-35164.

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

  10.5  Amended and Restated 1995 Option Plan, incorporated herein by reference to Exhibit 10.5 to the
          Registrant's Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

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

  10.9  Employment Agreement, dated June 21, 2000, between the Registrant and Richard J. Westelman, incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on
          Form S-1, filed on April 19, 2000, File No. 333-35164.

+10.10  Development and License Agreement, dated June 5, 2000, between the Registrant and AT&T, incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on
          Form S-1, filed on April 19, 2000, File No. 333-35164.

Exhibit
Number                                          Description of Exhibits
------                                          -----------------------

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

+10.13    Software License and Professional Services Agreement, dated June 30, 2000, between AOL and the
            Registrant, incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration
            Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

+10.14    Master Software License Agreement, dated September 1, 2000 between Net2Phone and the
            Registrant, incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on
            Form 10-K, filed March 16, 2001.

 10.15    Third Amendment to the Fourth Amended and Restated Registration Rights Agreement, incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed
            March 16, 2001.

 10.16    Fourth Amendment to the Fourth Amended and Restated Registration Rights Agreement,
            incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on
            Form 10-K, filed March 16, 2001.

 10.17    Silicon Valley Bank Loan Arrangement with SpeechWorks International, Inc., dated March 26, 1999, between Silicon Valley Bank and the Registrant, as modified by the Third Loan Modification
            Agreement dated August 6, 2001, the Fourth Loan Modification Agreement dated November 13,
            2001 and the Fifth Loan Modification Agreement dated December 28, 2001, incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K, filed March 16,
            2001.

 10.18    Fifth Amendment to the Fourth Amended and Restarted Registration Rights Agreement, dated as of
            January 5, 2001, among the Registrant and the investors party thereto, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q, filed May 14, 2001.

 10.19(1) Silicon Valley Bank Loan Arrangement with SpeechWorks International, Inc., dated March 26, 1999, between Silicon Valley Bank and the Registrant, as modified by the Third Loan Modification
            Agreement dated August 6, 2001, the Fourth Loan Modification Agreement dated November 13,
            2001 and the Fifth Loan Modification Agreement dated December 28, 2001.

  21.1    List of Subsidiaries

  23.1    Consent of PricewaterhouseCoopers LLP.

--------
(1) Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.
 + Confidential Treatment granted as to certain portions.