Form 10-Q
period 2002-03-31
SPEECHWORKS INTERNATIONAL INC
filed 2002-05-15
CIK 1111345

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  --------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE TRANSITION PERIOD FROM ________________ TO _______________________

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

     As of May 8, 2002, the registrant had 32,590,012 shares of common stock, par value $0.001 per share, outstanding.

================================================================================

                         SPEECHWORKS INTERNATIONAL, INC.
                                      INDEX

                                                                          PAGE
                                                                           NO.

PART I--FINANCIAL INFORMATION (UNAUDITED)

     Item 1.        Financial Statements.............................

                    Consolidated Balance Sheet as of March 31, 2002
                    and December 31, 2001............................         1

                    Consolidated Statement of Operations for the
                    Three Months Ended March 31, 2002 and 2001.......         2

                    Consolidated Statement of Cash Flows for the
                    Three Months Ended March 31, 2002 and 2001.......         3

                    Notes to Consolidated Financial Statements.......         4

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations....         8

     Item 3.        Quantitative and Qualitative Disclosures about
                    Market Risk......................................        23

PART II--OTHER INFORMATION

     Item 2.        Changes in Securities and Use of Proceeds........        23

     Item 6.        Exhibits and Reports on Form 8-K.................        23

SIGNATURES...........................................................        24

                         SPEECHWORKS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                     MARCH 31,         DECEMBER 31,
                                                                                       2002              2001
                                                                                 ----------------   ---------------
                                                                                       (IN THOUSANDS, EXCEPT
                                                                                        SHARE INFORMATION)
ASSETS
Current assets:
   Cash and cash equivalents...................................................         $  52,400         $  55,534
   Marketable securities.......................................................            16,119            24,264
   Accounts receivable, net of allowance for doubtful accounts of $1,454 and
      $1,428, respectively.....................................................            12,101            12,725
   Prepaid expenses and other current assets...................................             1,932             2,207
                                                                                         ---------         ---------
      Total current assets.....................................................            82,552            94,730
Fixed assets, net..............................................................             6,731             6,719
Intangible assets, net.........................................................             9,030            10,271
Goodwill, net..................................................................            10,707            10,707
Other assets...................................................................             2,210             2,361
                                                                                        ---------         ---------
      Total assets.............................................................         $ 111,230         $ 124,788
                                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................         $     806         $   2,074
   Accrued compensation........................................................             2,020             3,574
   Accrued expenses............................................................             2,464             3,063
   Deferred revenue............................................................             5,122             6,125
   Current portion of notes payable............................................               767               892
                                                                                        ---------         ---------
      Total current liabilities................................................            11,179            15,728
Notes payable, net of current portion..........................................             1,051             1,201
                                                                                        ---------         ---------
      Total liabilities........................................................            12,230            16,929
                                                                                        ---------         ---------

Stockholders' equity:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero
      shares issued and outstanding............................................                --                --
   Common stock, $0.001 par value; 100,000,000 shares authorized; 32,536,151
      and 32,347,954 shares issued and outstanding, respectively...............                33                32
   Additional paid-in capital..................................................           235,299           234,563
   Deferred stock compensation.................................................           (11,824)          (13,889)
   Accumulated other comprehensive loss........................................              (140)              (46)
   Accumulated deficit.........................................................          (124,368)         (112,801)
                                                                                        ---------         ---------
      Total stockholders' equity...............................................            99,000           107,859
                                                                                        ---------         ---------
      Total liabilities and stockholders' equity...............................         $ 111,230          $124,788
                                                                                        =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         SPEECHWORKS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ---------------------------
                                                                                     2002              2001
                                                                                  ---------         ---------
                                                                                   (IN THOUSANDS, EXCEPT PER
                                                                                           SHARE DATA)
Revenues:
   Product licenses............................................................      $4,595           $ 6,092
   Professional services.......................................................       5,205             4,493
   Other revenues..............................................................         349               952
   Non-cash stock compensation.................................................        (676)             (674)
                                                                                  ---------         ---------
      Total revenues...........................................................       9,473            10,863
                                                                                  ---------         ---------

Cost of revenues:
   Cost of product licenses....................................................          36                54
   Cost of professional services -- non-cash stock compensation................         154               154
                                 -- all other expenses.........................       2,866             3,448
   Cost of other revenues......................................................         365               751
   Amortization of purchased technology........................................         283               283
                                                                                  ---------         ---------
      Total cost of revenues...................................................       3,704             4,690
                                                                                  ---------         ---------
Gross profit ..................................................................       5,769             6,173
                                                                                  ---------         ---------
Operating expenses:
   Selling and marketing -- non-cash stock compensation .......................         990               991
                         -- all other expenses ................................       7,589             6,902
   Research and development -- non-cash stock compensation ....................         140               140
                            -- all other expenses .............................       3,882             3,984
   General and administrative -- non-cash stock compensation ..................         106               106
                              -- all other expenses ...........................       3,776             3,934
   Amortization of intangible assets ..........................................         958             1,627
                                                                                  ---------         ---------
      Total operating expenses ................................................      17,441            17,684
                                                                                  ---------         ---------
Loss from operations ..........................................................     (11,672)          (11,511)
Interest income ...............................................................         300             1,504
Interest expense ..............................................................         (17)              (15)
Other expenses, net ...........................................................        (111)              (30)
                                                                                  ---------         ---------
Loss before income taxes ......................................................     (11,500)          (10,052)
Provision for income taxes ....................................................          67                26
                                                                                  ---------         ---------
Net loss ......................................................................    $(11,567)         $(10,078)
                                                                                  =========         =========

Basic and diluted net loss per common share ...................................      $(0.36)           $(0.32)
Shares used in computing basic and diluted net loss per common share ..........      32,426            31,408

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         SPEECHWORKS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ---------------------------
                                                                                     2002              2001
                                                                                  ---------         ---------
                                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................................    $(11,567)         $(10,078)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .............................................         727               763
    Amortization of intangible assets .........................................       1,241             1,910
    Stock compensation expense ................................................       2,066             2,065
    Provision for doubtful accounts ...........................................          46                --
    Changes in operating assets and liabilities, net of effect of acquisition:
        Accounts receivable ...................................................         578            (1,220)
        Prepaid expenses and other current assets .............................         274                (8)
        Other assets ..........................................................         151               (87)
        Accounts payable ......................................................      (1,268)              469
        Accrued compensation ..................................................      (1,554)           (2,562)
        Accrued other expenses ................................................        (599)             (718)
        Deferred revenue ......................................................      (1,003)              154
                                                                                  ---------         ---------
            Net cash used in operating activities .............................     (10,908)           (9,312)
                                                                                  ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets .....................................................        (739)           (1,292)
Cash paid to acquire business, including acquisition costs,
    net of cash acquired ......................................................          --            (5,377)
Purchases of marketable securities ............................................          --            (9,174)
Maturities of marketable securities ...........................................       8,134            11,288
                                                                                  ---------         ---------
           Net cash provided by (used in) investing activities ................       7,395            (4,555)
                                                                                  ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable ...........................................        (275)             (125)
Proceeds from exercise of common stock options and warrants ...................         737               663
                                                                                  ---------         ---------
          Net cash provided by financing activities ...........................         462               538
                                                                                  ---------         ---------
Effects of changes in exchange rates on cash ..................................         (83)              (43)
                                                                                  ---------         ---------
          Net decrease in cash and cash equivalents ...........................      (3,134)          (13,372)
                                                                                  ---------         ---------
Cash and cash equivalents, beginning of period ................................      55,534            99,203
                                                                                  ---------         ---------
Cash and cash equivalents, end of period ......................................    $ 52,400          $ 85,831
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

                         SPEECHWORKS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year or for any future periods. Certain amounts in the prior year's financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on reported net loss. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 contained in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   NET LOSS PER SHARE

     Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. There is no difference between basic and diluted net loss per share for all periods presented since potential common shares from the exercise of common stock options and warrants were anti-dilutive for all periods presented. The calculation of diluted net loss per common share for the three month periods ended March 31, 2002 and 2001 does not include 6,819,382 and 5,984,346 potential shares of common stock equivalents, respectively, related to common stock options and warrants.

3.   COMPREHENSIVE LOSS

     For the three months ended March 31, 2002 and 2001, total comprehensive loss was as follows:

                                              THREE MONTHS ENDED MARCH 31,
                                           ---------------------------------
                                                2002             2001
                                           ---------------- ----------------
                                                    (IN THOUSANDS)

Net loss                                        $ (11,567)        $ (10,078)
                                                ---------         ---------

Other comprehensive income (loss):
    Unrealized gain (loss) on investments             (11)                3
    Foreign currency translation adjustment           (83)              (43)
                                                ---------         ---------

Total other comprehensive income (loss)               (94)              (40)
                                                ---------         ---------

        Total comprehensive loss                $ (11,661)        $ (10,118)
                                                =========         =========

4.   DEFERRED STOCK COMPENSATION

     In connection with the sale of common stock in private placements to America Online ("AOL") and Net2Phone, concurrent with the Company's initial public offering, the Company recorded deferred stock compensation within stockholders' equity of $5.4 million. This amount represents the difference between the price of the common stock of the Company sold in the public offering of $20.00 per share and the $12.46 per share price paid by AOL and Net2Phone. Additionally, SpeechWorks issued a warrant to purchase 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. The estimated value of this warrant upon its issuance, utilizing the Black-Scholes valuation model, of $11.2 million was recorded as deferred stock compensation within stockholders' equity. The aggregate amount of $16.6 million is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered arrangements. Prior to January 1, 2002, in each reporting period, the amortization of the common stock issued below fair market value was reflected first as a reduction of revenues resulting from the arrangements during the reporting period and to the extent that the amortization exceeded such revenues, the residual was reflected as selling and marketing expense; the amortization of the warrant value was recognized as selling and marketing expense.

     Effective January 1, 2002, SpeechWorks adopted Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09"). EITF 01-09 addresses whether a vendor should recognize consideration, including equity instruments, given to a customer as an expense or an offset to revenue being recognized from that same customer. Consideration given to a customer is presumed to be a reduction of revenue unless both the following conditions are met:

     o SpeechWorks receives an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer's purchase of SpeechWorks' products and services such that SpeechWorks could have purchased the products from a third party, and

     o SpeechWorks can reasonably estimate the fair value of the benefit received.

     If both of these conditions are met, consideration paid to the customer may be recognized as expense. If consideration, including equity instruments, does not meet the above criteria, SpeechWorks must characterize the recognition of such consideration as a reduction of revenue, to the extent there is cumulative revenue from such customer or reseller. Any recognition in excess of cumulative revenue for such consideration is recorded as an expense.

     Upon adopting EITF 01-09, SpeechWorks determined that the AOL and Net2Phone arrangements were required to be accounted for in accordance with EITF 01-09. The Company determined that it did not meet the condition that a sufficiently separable benefit had been received from AOL and Net2Phone; accordingly, recognition of the consideration must be recorded as a reduction of cumulative revenue from these customers. As SpeechWorks had recognized cumulative revenue under these arrangements as of March 31, 2001 in excess of amounts previously recorded as a revenue offset, for the three months ended March 31, 2001 SpeechWorks reclassified $362,000 of selling and marketing non-cash stock compensation expense as an offset to revenue. For the three months ended March 31, 2002, the Company recognized $676,000 as an offset to revenue associated with these arrangements, in accordance with EITF 01-09. Amounts of $713,000 and $716,000, which exceed the amount of cumulative revenue under each of the arrangements during the three months ended March 31, 2002 and 2001, respectively, were included as selling and marketing non-cash stock compensation expense.

5.   INTANGIBLE ASSETS AND GOODWILL

     The following table summarizes intangible assets:

                                                        MARCH 31, 2002             DECEMBER 31, 2001
                                                        --------------             -----------------
                                                                      (IN THOUSANDS)

                                                   GROSS                         GROSS
                                                  CARRYING     ACCUMULATED      CARRYING     ACCUMULATED
                                                   AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
                                                  --------     -------------   ----------   -------------
Acquired intellectual property and
   collaborative rights .......................   $ 11,497        $ 6,706       $ 11,497        $ 5,748
Completed technology ..........................      5,653          1,414          5,653          1,131
                                                  --------        -------       --------        -------
                                                  $ 17,150        $ 8,120       $ 17,150        $ 6,879
                                                  ========        =======       ========        =======


     On June 5, 2000, the Company entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of the Company's common stock, the Company received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional technology development. In connection with this agreement, the Company recorded $11,497,000 of acquired intellectual property and collaborative rights, equal to the fair value of the common stock issued, which is being amortized on a straight-line basis over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights was $958,000 for both three-month periods ended March 31, 2002 and 2001, respectively.

     On January 5, 2001, the Company acquired all of the outstanding capital stock of Eloquent Technology, Inc. ("ETI"), a supplier of speech synthesis, or text-to-speech technology. In connection with the acquisition, the Company paid $5,250,000 in cash and issued 299,873 shares of its common stock valued at $13,457,000. Additionally, the Company incurred acquisition-related costs of $132,000, which are included in the total purchase price for accounting purposes. The acquisition was accounted for using the purchase method of accounting. Accordingly, the fair market values of the acquired assets and assumed liabilities have been included in the Company's consolidated financial statements as of the acquisition date, and the results of operations of ETI have been included in the Company's consolidated financial statements thereafter. The purchase price of $18,839,000 has been allocated to net tangible assets and liabilities acquired of ($196,000), completed technology of $5,653,000 and goodwill of $13,382,000. The completed technology, reported as intangible assets, is being amortized on a straight-line basis through December 2005. For both three-month periods ended March 31, 2002 and 2001, the Company recorded amortization expense for completed technology of $283,000. As of January 1, 2002, the Company ceased amortization of the goodwill in compliance with Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets; for the three months ended March 31, 2001, the Company recorded $669,000 of goodwill amortization. Pursuant to SFAS 142, the Company will complete its test for goodwill impairment during the second quarter 2002 and is required to complete additional impairment analyses annually thereafter, or more frequently when events or circumstances occur indicating that goodwill might be impaired. The Company is currently evaluating the effect that the impairment review may have on its consolidated results of operations and financial position, however an impairment charge is not expected to be recorded.

     The Company expects quarterly amortization of all intangible assets to be $1.2 million through the quarter ended June 30, 2003; thereafter, the Company expects quarterly amortization to be $283,000 through the quarter ended December 31, 2005.

     The following summary reflects the results of operations as if SFAS 142 had been applicable at the beginning of the periods presented:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        --------------------
                                                        2002            2001
                                                        ----            ----
                                                     (IN THOUSANDS, EXCEPT NET
                                                       LOSS PER SHARE AMOUNTS)

Reported net loss .................................... $(11,567)       $(10,078)
Goodwill amortization.................................       --             669
                                                       --------        --------
Adjusted net loss..................................... $(11,567)       $ (9,409)
                                                       ========        ========

Reported basic and diluted net loss per common share..   $(0.36)         $(0.32)
Goodwill amortization.................................       --            0.02
                                                       --------        --------
Adjusted basic and diluted net loss per common share..   $(0.36)         $(0.30)
                                                       ========        ========



6.   REIMBURSABLE OUT-OF-POCKET EXPENSES

     Effective January 1, 2002, the Company adopted EITF issue No. 01-14, Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred ("EITF 01-14"). EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations with offsetting costs recorded as costs of revenue. The Company's out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, mileage, hotel stays and out-of-town meals. Upon adoption of EITF 01-14, the Company reclassified all prior periods to conform to current year presentation. As a result of adoption of EITF 01-14, the Company has included $68,000 and $125,000 during the three months ended March 31, 2002 and 2001, respectively, in professional service revenues, with an equal amount of professional services cost of revenue, for reimbursable out-of-pocket expenses.

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

     This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results over the balance of the year, regarding expense trends, cash positions and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, even if our estimates change. Important factors that could cause future results to differ materially from such expectations include: spending patterns of our customers based upon economic conditions; the timing of sales of the Company's products and services; market acceptance of the Company's speech-activated systems; the Company's reliance on a limited number of large orders for much of its revenue; uncertainties related to current economic, political and national security conditions; the Company's ability to develop new products and services in the face of rapidly evolving technology; the Company's ability to effectively integrate operations of any acquired companies; the uncertainties related to the Company's planned international operations; the Company's ability to manage growth of its business; the Company's ability to protect its intellectual property; the Company's reliance on resellers and original equipment manufacturers for a significant portion of its sales; the Company's ability to respond to competitive developments; and the Company's reliance on attracting, retaining and motivating key technical and management personnel. These and other important factors are detailed in the Company's filings with the Securities and Exchange Commission. As a result of these and other important factors, there can be no assurances that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

OVERVIEW

     We are a leading provider of software products and professional services that enable enterprises, carriers and voice portals to offer automated, speech-activated services over any telephone. With our network-based speech recognition solutions, consumers can direct their own calls, obtain information and conduct transactions automatically, simply by speaking naturally over any telephone, anytime. With our network-based text-to-speech ("TTS") solutions, consumers can experience natural sounding synthesized speech that supports a number of applications, including unified messaging. With our embedded technologies in both speech recognition and TTS, SpeechWorks can enable automobile and device manufacturers to support both speech recognition and TTS on the device or in the automobile itself.

     For network-based speech applications, we currently offer the OpenSpeech product suite, a line of speech recognition solutions for over-the-telephone applications designed to meet industry standards, with specific tuning for high performance over wireless networks. The OpenSpeech Product line includes the OpenSpeech Recognizer; OpenSpeech DialogModules, building blocks that support VoiceXML standards; OpenSpeech Platform Integration Kit, a `get started' toolkit for platform partners to accelerate support for VoiceXML; and OpenSpeech Server, a standards-based client-server architecture. In addition to the OpenSpeech line, we offer our industry leading legacy recognizer, SpeechWorks 6.5, and the SpeechSite package. Our TTS, or speech synthesis network-based solution, Speechify, allows callers to hear text read to them by a computer in a natural sounding voice. Finally, we offer a speaker verification solution, called SpeechSecure, which authenticates callers by their unique voiceprint. We complement our suite of network-based products with a professional services organization that offers a range of services, including application development and project management.

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

     We market our products and services primarily in North America, Europe, and Asia-Pacific. We sell our products and professional services to our enterprise and carrier clients through our direct sales force, and indirectly through value-added resellers and original equipment manufacturers ("OEMs"). We also sell our products and services to service bureaus, application service providers, and portals that use them to offer speech-enabled services to their customers. We currently have relationships with over 150 value-added resellers and OEMs.

     For the three months ended March 31, 2002, no customer accounted for over 10% of our total revenue. For the three months ended March 31, 2001, one customer represented 19.0% of our total revenue, while another customer represented 14.2% of our total revenue.

     Prior to 2002, general and administrative expenses included all occupancy related expenses and all depreciation expense. Beginning in 2002, we are allocating these shared costs to cost of professional services, selling and marketing expense and research and development expense, based upon employee headcount in these areas. We believe that this more accurately reflects our results of operations. Prior year financial statements amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on reported net loss.

     Our cost of revenue consists of the cost of our product licenses, cost of professional services and cost of resold hardware and services, including SpeechSite hardware. Cost of product licenses consists of royalties that we pay to Massachusetts Institute of Technology and International Business Machines that are equal to a percentage of our product license revenue for automated speech recognition and certain text-to-speech products, respectively. Cost of professional services revenue consists of our direct labor and related benefits costs, taxes, project-specific travel expenses and allocated corporate overhead costs. Cost of other revenue consists of the cost of third-party hardware, which we resell, and payments to the third-party providers of outsourced facilities management services and SpeechSite hardware. Amortization of purchased technology represents expense recognition of technology acquired in the purchase of Eloquent Technology, Inc. ("ETI"). These technologies are being amortized over their expected useful life of 60 months.

     Our selling and marketing expenses consist primarily of compensation and related expenses, sales commissions and travel expenses, along with other marketing expenses, including advertising, trade shows, public relations, direct mail campaigns, seminars and other promotional expenses and allocated corporate overhead costs. Our research and development expenses consist primarily of compensation and related expenses for our personnel and, to a lesser extent, independent contractors, who work on new products, enhancements to existing products and the implementation of our products in new languages and allocated corporate overhead costs. Our general and administrative expenses consist primarily of compensation for our administrative, financial and information technology personnel and company-wide professional fees, including recruiting, legal and accounting fees, as well as increases to our allowance for doubtful accounts.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

     Changes in our critical accounting policies and significant judgments and estimates are described below; a complete summary of all of our critical accounting policies and significant judgments and estimates is included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Effective January 1, 2002, we adopted Emerging Issues Task Force issue
No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09"). EITF 01-09 addresses whether a vendor should recognize consideration, including equity instruments, given to a customer as an expense or an offset to revenue being recognized from that same customer. Consideration given to a customer is presumed to be a reduction of revenue unless both the following conditions are met:

     . We receive an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer's purchase of our products and services such that we could have purchased the products from a third party, and

     .    we can reasonably estimate the fair value of the benefit received.

     If both of these conditions are met, consideration paid to the customer may be recognized as expense. If consideration, including equity instruments, does not meet the above criteria, we must characterize the recognition of such consideration as a reduction of revenue, to the extent there is cumulative revenue from such customer or reseller. Any recognition in excess of cumulative revenue for such consideration is recorded as an expense.

     Upon adopting EITF 01-09, we determined that the AOL and Net2Phone arrangements were required to be accounted for in accordance with EITF 01-09. We determined that it did not meet the condition that a sufficiently separable benefit had been received from AOL and Net2Phone; accordingly, recognition of the consideration must be recorded as a reduction of cumulative revenue from these customers. As we had recognized cumulative revenue under these arrangements as of March 31, 2001 in excess of amounts previously recorded as a revenue offset, for the three months ended March 31, 2001 we reclassified $362,000 of selling and marketing non-cash stock compensation expense as an offset to revenue. For the three months ended March 31, 2002, we recognized $676,000 as an offset to revenue associated with these arrangements, in accordance with EITF 01-09. Amounts of $713,000 and $716,000, which exceed the amount of cumulative revenue under each of the arrangements during the three months ended March 31, 2002 and 2001, respectively, were included as selling and marketing non-cash stock compensation expense.

     Identifying transactions that are within the scope of EITF 01-09, determining whether those transactions meet the criteria for recognition as an expense and determining the methodology of cost recognition associated with these arrangements, requires us to make significant judgments. If we reached different conclusions, reported revenue could be materially different.

RESULTS OF OPERATIONS

     The following table sets forth consolidated financial data for the periods indicated as a percentage of our total revenues.

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                  ------------------
                                                                                   2002        2001
                                                                                  ------      ------
Revenues:
   Product licenses ...........................................................       48%         56%
   Professional services ......................................................       55          41
   Other revenues .............................................................        4           9
   Non-cash stock compensation ................................................       (7)         (6)
                                                                                  ------      ------
       Total revenues .........................................................      100%        100%
                                                                                  ======      ======

Cost of revenues:
   Cost of product licenses ...................................................       --%         --%
   Cost of professional services -- non-cash stock compensation ...............        2           1
                                 -- all other expenses.........................       30          32
   Cost of other revenues .....................................................        4           7
   Amortization of purchased technology .......................................        3           3
                                                                                  ------      ------
       Total cost of revenues .................................................       39          43
                                                                                  ------      ------
          Gross profit ........................................................       61          57
                                                                                  ------      ------
Operating expenses:
   Selling and marketing -- non-cash stock compensation .......................       10           9
                         -- all other expenses ................................       80          64
   Research and development -- non-cash stock compensation ....................        2           1
                            -- all other expenses .............................       41          37
   General and administrative -- non-cash stock compensation ..................        1           1
                              -- all other expenses ...........................       40          36
   Amortization of intangible assets ..........................................       10          15
                                                                                  ------      ------
       Total operating expenses ...............................................      184         163
                                                                                  ------      ------
Loss from operations ..........................................................     (123)       (106)
Interest and other income, net ................................................        2          13
                                                                                  ------      ------
Loss before income taxes ......................................................     (121)        (93)
Provision for income taxes ....................................................        1          --
                                                                                  ------      ------
Net loss ......................................................................     (122)%       (93)%
                                                                                  ======      ======

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     Total revenues. Our total revenues, including non-cash stock compensation, decreased by 12.8% to $9.5 million for the three-month period ended March 31, 2002 from $10.9 million for the same period in 2001. International revenues increased by 59.7% to $1.6 million for the three-month period ended March 31, 2002 from $1.0 million in the same period in 2001. International revenues represented 17.1% and 9.3% of total revenues for the three months ended March 31, 2002 and 2001, respectively.

     Revenues from product licenses. Revenues from the licensing of proprietary software decreased 24.6% to $4.6 million for the three-month period ended March 31, 2002 from $6.1 million in the same period in 2001. This decline in product license revenues resulted primarily from a slowdown in the economy, most noticeably in the carrier market, as telecommunication companies continue to report downturns in their businesses. Additionally, there was a decline in demand from one reseller, who previously had accounted for over 10% of our revenue.

     Revenues from professional services. Revenues from fees we receive for professional services increased 15.8% to $5.2 million in the three months ended March 31, 2002 from $4.5 million in the same period in 2001. The growth in revenues from professional services resulted primarily from the increased demand for custom speech applications from existing and new clients and increased maintenance revenues from an expanding installed license base.

     Other revenues. Other revenues for the resale of computer hardware and facilities management services were $349,000 for the three-month period ended March 31, 2002 compared to $952,000 for the same period in 2001. Other revenues accounted for 3.7% of total revenues for the three-month period ended March 31, 2002 and 8.8% of total revenues for the same period in 2001. The decrease in other revenues reflects fewer hardware platforms purchased directly from us as part of overall client projects during 2002 compared to the same period in 2001.

     Non-cash stock compensation offset to revenues. In connection with the sale of common stock in private placements to AOL and Net2Phone, concurrent with our initial public offering, we recorded deferred stock compensation, within stockholders' equity, of $5.4 million. This amount represents the difference between the price of our common stock sold in our public offering of $20.00 per share and the $12.46 per share price paid by AOL and Net2Phone. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered arrangements. Prior to January 1, 2002, in each reporting period, the amortization of this amount was reflected first as a reduction of revenues resulting from the arrangements during the reporting period and to the extent that the amortization exceeded such revenues, the residual was reflected in operating expenses. Additionally, we issued a warrant to purchase 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. The estimated value of this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $11.2 million, which is being amortized over the three-year term of the agreement.

     Effective January 1, 2002, we adopted Emerging Issues Task Force issue
No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09"). EITF 01-09 addresses whether a vendor should recognize consideration, including equity instruments, given to a customer as an expense or an offset to revenue being recognized from that same customer. Upon adopting EITF 01-09, we determined that the AOL and Net2Phone arrangements were required to be accounted for in accordance with EITF 01-09; accordingly, recognition of the consideration must be recorded as a reduction of cumulative revenue from these customers. As we had recognized cumulative revenue under these arrangements as of March 31, 2001 in excess of amounts previously recorded as a revenue offset, for the three months ended March 31, 2001 we reclassified $362,000 of selling and marketing non-cash stock compensation expense as an offset to revenue. For the three months ended March 31, 2002, we recognized $676,000 as an offset to revenue associated with these arrangements, in accordance with EITF 01-09. Amounts of $713,000 and $716,000, which exceed the amount of cumulative revenue under each of the arrangements during the three months ended March 31, 2002 and 2001, respectively, were included as selling and marketing non-cash stock compensation expense.

     Cost of product licenses revenues. Cost of product licenses revenues decreased by 33.3% to $36,000 for the three months ended March 31, 2002 from $54,000 for the same period in 2001. This cost represented 0.8% and 0.9% of product licenses revenues for the three months ended March 31, 2002 and 2001, respectively. We expect the royalty rate owed to MIT to remain at its current level until the next cumulative product sales milestone is achieved. We expect the overall royalty rate to increase as we sell more ETI-Eloquence products.

     Cost of professional services revenues. Cost of professional services revenues decreased 16.9% to $2.9 million for the three months ended March 31, 2002 from $3.4 million for the same period in 2001. The decrease was due primarily to increased usage of project managers and user interface designers on sales support projects during the three-month period ended March 31, 2002. These costs are recognized as selling and marketing expense. The cost represented 55.1% and 76.7% of professional services revenues for the three months ended March 31, 2002 and 2001, respectively. The lower cost of professional services as a percentage of related revenues reflects more efficient delivery and a higher component of maintenance revenues which have higher margins.

     Cost of other revenues. Cost of other revenues decreased 51.4% to $365,000 for the three months ended March 31,

2002 from $751,000 for the same period in 2001. The cost of other revenues as a percentage of other revenues increased to 104.6% for the three months ended March 31, 2002 from 78.9% for the same period in 2001. This increase in cost of other revenues as a percentage of related revenues for the three months ended March 31, 2002 reflects lower margins on hardware related arrangements, and certain incidental costs incurred related to our SpeechSite product line.

     Amortization of purchased technology. In connection with our acquisition of ETI on January 5, 2001, we acquired completed technology valued at $5.6 million, which we are incorporating with our products and will continue to sell to third parties. During the three months ended March 31, 2002 and 2001, amortization of purchased technology of $283,000 for each period was recorded as a cost of revenues.

     Total operating expenses. Our total operating expenses decreased 1.4% to $17.4 million for the three months ended March 31, 2002 from $17.7 million for the same period in 2001. These decreases primarily represent lower spending for outside technical resources in research and development, as well as lower spending on recruiting and outside legal costs in general and administrative. These reductions were offset by increases in selling and marketing expenses. Total headcount grew to 412 as of March 31, 2002, compared to headcount of 384 as of March 31, 2001. As a percentage of total revenues, our operating expenses were 184.1% for the three months ended March 31, 2002, and 162.8% for the same period in 2001. Total operating expenses include certain non-cash charges for the three months ended March 31, 2002 and 2001, as discussed below.

     Selling and marketing. Selling and marketing expenses consist primarily of compensation and related expenses, sales commissions and travel expenses, along with other marketing expenses, including advertising, trade shows, public relations, direct mail campaigns, seminars and other promotional expenses and allocated corporate overhead costs. These expenses increased 10.0% to $7.6 million for the three months ended March 31, 2002 from $6.9 million for the same period in 2001. Selling and marketing expenses, as a percentage of total revenues, were 80.1% for the three months ended March 31, 2002 and 63.5% for the same period in 2001. The increase in selling and marketing expenses resulted primarily from our investment in sales and marketing personnel and marketing programs. The number of sales personnel increased to 91 from 84, and the number of employees in marketing increased to 35 from 33 at March 31, 2002 and 2001, respectively. In addition, the cost of engineers devoted to technical sales support, recorded as a selling expense, has increased steadily as more sales engineers have been added to support the growth in the sales organization.

     Research and development. Research and development expenses consist primarily of compensation and related expenses for our personnel and, to a lesser extent, independent contractors, who work on new products, enhancements to existing products and the implementation of our products in new languages and allocated corporate overhead costs. These expenses decreased by 2.6% to $3.9 million for the three-month period ended March 31, 2002 from $4.0 million for the same period in 2001. The decrease was driven by the decreased usage of outside consultants on certain development projects, partially offset by payroll and related costs for additional personnel. Research and development expenses as a percentage of total revenues increased to 41.0% for the three months ended March 31, 2002 from 36.7% for the same period in 2001. The number of personnel involved in research and development increased to 121 at March 31, 2002 from 112 at March 31, 2001.

     General and administrative. General and administrative expenses consist primarily of compensation for our administrative, financial and information technology personnel and company-wide professional fees, including recruiting, legal and accounting fees, as well as increases to our allowance for doubtful accounts. These expenses decreased 4.0% to $3.8 million for the three-month period ended March 31, 2002 from $3.9 million for the same period in 2001. The decrease was primarily due to lower spending on outside legal fees and lower recruiting costs. General and administrative expenses as a percentage of total revenues increased to 39.9% for the three months ended March 31, 2002 from 36.2% for the same period in 2001.

     Non-cash stock compensation. Non-cash stock compensation charges are being recorded as identified components of professional services costs, selling and marketing expenses, research and development expenses and general and administrative expenses. In connection with the grant of certain options to employees through June 30, 2000, we recorded deferred stock compensation within stockholders' equity of $10.7 million, representing the difference between the estimated fair market value of the common stock for accounting purposes and the exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options. We recorded amortization of deferred stock compensation of $677,000 and $675,000 for the three months ended March 31, 2002 and 2001, respectively. We expect the amortization of deferred stock compensation relating to employee stock options to be approximately $2.7 million per year through 2002 and decreasing thereafter through 2004.

     Sales and marketing expenses - non-cash stock compensation charges in the three month periods ended March 31, 2002 and 2001 also include non-cash stock compensation of $713,000 and $716,000, respectively, related to common stock issued to AOL and Net2Phone at below fair market value and to warrants issued to AOL. In accordance with EITF 01-09, deferred compensation is first recorded as an offset to cumulative revenue recognized with each customer. To the extent that amortization expense is in excess of cumulative revenue from each customer relationship, the excess amount is recognized as expense. Amounts reported in prior periods have been reclassified to conform to EITF 01-09 presentation.

     Amortization of intangible assets. On June 5, 2000, we entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of our common stock, we received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional technology development. In connection with this agreement we recorded $11.5 million for the acquired intellectual property and collaborative rights, equal to the fair market value of the common stock issued, which is being amortized over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights for the three months ended March 31, 2002 and 2001 was $958,000 for both periods.

     On January 5, 2001, we acquired all of the outstanding capital stock of ETI. The purchase price of $18.8 million has been allocated to net tangible assets and liabilities acquired of ($0.2 million), completed technology of $5.6 million and goodwill of $13.4 million. The completed technology, reported as intangible assets, is being amortized on a straight-line basis through December 2005. For both three-month periods ended March 31, 2002 and 2001, we recorded amortization expense for completed technology of $283,000. As of January 1, 2002, we ceased amortization of the goodwill in compliance with Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets; for the three months ended March 31, 2001, we recorded $669,000 of goodwill amortization. Pursuant to SFAS 142, we will complete our test for goodwill impairment during the second quarter 2002 and are required to complete additional impairment analyses annually thereafter, or more frequently when events or circumstances occur indicating that goodwill might be impaired. We are currently evaluating the effect that the impairment review may have on our consolidated results of operations and financial position, however an impairment charge is not expected to be recorded.

     Interest and other income, net. Interest income was $300,000 for the three months ended March 31, 2002 and $1.5 million for the same period in 2001. Interest expense was $17,000 for the three months ended March 31, 2002 and $15,000 for the same period in 2001. The decrease in interest income for the three months ended March 31, 2002 compared to the year earlier period was due to lower cash balances available for investing along with lower average interest rates earned on these investments. Other expenses include other non-operating costs, including local and state franchise taxes and foreign currency transaction gains and losses.

     Provision for income taxes. The provision for income taxes of $67,000 and $26,000 for the three-month periods ending March 31, 2002 and 2001, respectively, represents income taxes in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through July 31, 2000, we funded our operations primarily through private placements of convertible preferred stock totaling $60.0 million and, to a lesser extent, through bank borrowings and capital equipment lease financing. In August 2000, we raised approximately $109.0 million through the completion of our initial public offering of common stock and the concurrent private placements of common stock with AOL and Net2Phone. As of March 31, 2002, we had cash and cash equivalents of $52.4 million and marketable securities of $16.1 million. Our revolving line of credit provides for available borrowings up to $5.0 million, based upon certain eligible accounts receivable. As of March 31, 2002, there was $3.6 million available for borrowings under this line of credit, with $1.4 million committed under the line of credit for outstanding letters of credit. Any amounts borrowed under this facility would be due as of December 1, 2002. Under the financing arrangement, we are required to comply with certain financial covenants related to total tangible net worth. As of

March 31, 2002, we were in compliance with these financial covenants. Based on our financial projections, we believe that we will continue to meet the financial covenants required in the financing agreement. Our operating activities resulted in net cash outflows of $10.9 million for the three months ended March 31, 2002 and $9.3 million for the same period in 2001. The operating cash outflows for these periods resulted primarily from our significant investment in research and development, sales and marketing and infrastructure.

     During the three month period ended March 31, 2002, our investing activities included the redemption of $8.1 million of maturing marketable securities. During the three month period ended March 31, 2001, our investing activities included the net redemption of $2.1 million of maturing marketable securities. Capital expenditures for property and equipment were $739,000 for the three month period ended March 31, 2002 and $1.3 million for the same period in 2001. These capital expenditures consisted primarily of computer hardware for new employees and software costs related to upgrading our corporate infrastructure. During the three month period ended March 31, 2001, our investing activities included the payment of $5.4 million for the acquisition of ETI, including acquisition-related costs.

     In December 2001, we entered into an equipment line of credit with a bank. Under this agreement, we obtained the right to draw down up to $6.0 million to finance purchases of fixed assets. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the annual prime rate (4.75% at March 31, 2002), which is payable monthly over a period of 36 months. During December 2001, we borrowed $1.8 million under this line with monthly payments beginning in January 2002 and ending December 2004. As of March 31, 2002, $1.6 million was outstanding under this facility. Under the financing agreement, we are obligated to comply with certain financial covenants related to total tangible net worth. As of March 31, 2002, we were in compliance with these financial covenants. Based on our financial projections, we believe that we will continue to meet the financial covenants required in the financing agreement.

     We had an equipment line of credit that we converted into a term loan in the amount of $1.5 million. The term loan bears interest at an annual rate of prime plus 0.75% (5.5% at March 31, 2002), and principal and interest under the term loan are payable in 36 monthly installments through September 2002. As of March 31, 2002, $167,000 was outstanding under this facility.

     Our financing activities generated cash of $462,000 and $538,000 for the three months ended March 31, 2002 and 2001, respectively. The issuance of common stock through stock option and warrant exercises generated net proceeds of $737,000 and $663,000, for the three months ended March 31, 2002 and 2001, respectively. Repayment of bank borrowings was $275,000 and $125,000 during the three months ended March 31, 2002 and 2001, respectively.

     We believe that our existing cash and cash equivalents and marketable securities and borrowings available under our bank financing agreements, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event we require additional financing, we believe that we would be able to obtain such funding, however, there can be no assurances that we would be successful in doing so or that we could do so on terms favorable to us.

CONTRACTUAL OBLIGATIONS

     The following table sets forth future payments that we are obligated to make under existing long-term debt and operating lease commitments:

         CONTRACTUAL OBLIGATION                                            PAYMENTS DUE BY PERIOD
                                                                ---------------------------------------------
                                                                                (IN THOUSANDS)
                                                                             YEARS       YEARS        YEAR 6
                                                      TOTAL      YEAR 1     2 AND 3     4 AND 5     AND LATER
                                                     ------     ------      -------     -------     ---------
         Long-Term Debt............................  $ 1,818    $  767      $1,051      $   --       $    --
         Operating Leases..........................   22,605     2,527       6,785       2,818        10,475
                                                     -------    ------      ------      ------       -------
         Total Contractual Cash Obligations........  $24,423    $3,294      $7,836      $2,818       $10,475
                                                     =======    ======      ======      ======       =======

OTHER COMMERCIAL COMMITMENTS

     The following table sets forth other financial commitments under existing banking arrangements. We currently have standby letters of credit at a bank that are used as security deposits for various office leases. In the event of default on these lease commitments, the landlord would be eligible to draw down against their respective standby letter of credit. At present we are not in default on any of our leased facilities.

         OTHER COMMERCIAL COMMITMENTS

                                                                     AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                                              --------------------------------------------------------
                                                                                  (IN THOUSANDS)
                                                                              YEARS            YEARS           YEAR 6
                                              TOTAL           YEAR 1         2 AND 3          4 AND 5        AND LATER
                                              -----           ------         -------          -------        ---------
         Standby Letters of Credit.........   $1,350            $164            $352              $47            $787

ROYALTY COMMITMENTS

         Under the terms of the ETI acquisition, we assumed the royalty commitments to IBM for the sale of software products developed under an agreement between ETI and IBM. Under the terms of the agreement, the maximum amount of royalties owed to IBM will be $5.0M. As of December 31, 2001 we have reported the first two years of minimum royalties, totaling $500,000, from this agreement. We are obligated to pay an annual minimum royalty of $50,000 to MIT for the sale of software products developed using their technology. The following table sets forth the future minimum royalties owed to IBM and MIT under these agreement, along with the royalty rates.

                                                                 AMOUNT OF MINIMUM ROYALTY COMMITMENT BY PERIOD
                                                             ----------------------------------------------------
                                                                                  (IN THOUSANDS)
         ROYALTY COMMITMENTS-                    TOTAL       2002        2003       2004        2005    THEREAFTER
                                                 -----       ----        ----       ----        ----    ----------

         Royalty Rate-IBM..................                    11%         12%        12%         12%          12%
         Royalty Commitment - IBM..........      $4,450      $150        $200       $200        $500       $3,400
         Royalty Rate - MIT................                     1%          1%         1%          1%           1%
         Royalty Commitment - MIT..........        $238       $38         $50        $50         $50         $ 50


CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results may differ significantly from the results discussed in forward-looking statements. Important factors that could cause future results to differ materially from such expectations include: spending patterns of our customers based upon economic conditions; the timing of sales of our products and services; market acceptance of our speech-activated systems; our reliance on a limited number of large orders for much of our revenue; uncertainties related to current economic, political and national security conditions; our ability to develop new products and services in the face of rapidly evolving technology; our ability to effectively integrate operations of any acquired companies; the uncertainties related to our planned international operations; our ability to manage growth of our business; our ability to protect our intellectual property; our reliance on resellers and original equipment manufacturers for a significant portion of our sales; our ability to respond to competitive developments; and our reliance on attracting, retaining and motivating key technical and management personnel. These and other important factors are detailed in our filings with the Securities and Exchange Commission. As a result of these and other important factors, there can be no assurances that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE THAT MAY DEPRESS OUR COMMON STOCK PRICE.

     We had an accumulated deficit of $124.4 million at March 31, 2002, and we expect to incur net losses for the foreseeable future. Net losses were $46.8 million for the year ended December 31, 2001, $29.6 million for the year ended December 31, 2000 and $15.5 million for the year ended December 31, 1999. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability. We cannot be certain we will realize sufficient revenues to achieve profitability. Moreover, if we were to achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Any additional financing that we may require in the future may not be available at all or, if available, may be on terms unfavorable to us. Failure to achieve or maintain profitability may depress the market price of our common stock.

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

     As a result of recent unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for our products and services has been adversely affected. This has resulted in decreased revenues and a decline in our growth rate. Many of our customers are in the telecommucations and airline industries, which have been strongly affected by the current economic downturn. If the current economic conditions continue or worsen, we may experience a material adverse impact on our business, operating results and financial condition.

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

     Our business would be harmed if use of speech-activated, e-business solutions does not continue to develop, or develops more slowly than we expect. Our market is relatively new and rapidly evolving. Our future success depends on the acceptance by current and future clients and their customers of speech-activated services as an integral part of their businesses. The size of our market will depend in part on consumer acceptance of automated speech systems and the actual and perceived quality of these systems. The adoption of speech-activated services could be hindered by the perceived costs of this new technology, as well as the reluctance of enterprises that have invested substantial resources in existing call centers, touch-tone-based systems or internet-based infrastructures to replace or enhance their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective clients, including large, established telecommunications companies, about the uses and benefits of speech-activated services in general and our products in particular. If these efforts fail, or if speech-activated software platforms do not achieve broad commercial acceptance, our business could be significantly harmed and our revenues could decline. In addition, the continued development of new and evolving wireless technologies using a visual web browser interface could adversely affect the demand for speech-activated services.

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

     Due to the nature of our business, in any quarter we are dependent upon a limited number of orders that are relatively large in relation to our overall revenues. For example, one customer of ours accounted for 19.3% of our total revenue in 2001 and 16.1% of our total revenue in 2000. For the three months ended March 31, 2002, no one client accounted for more than 10% of our total revenue. Our speech-activated products and services require significant expenditures by our clients and typically involve lengthy sales cycles. We may spend significant time and incur substantial expenses educating and providing information to prospective clients. Any failure to complete a sale to a prospective client during a quarter could result in revenues and operating results for the quarter that are lower than expected.

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

     We design, develop and implement complex speech-activated solutions that are crucial to the operation of our clients' products and businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse client reaction and negative publicity about us or our products and services or require expensive and time consuming corrections. Also, due to the developing nature of speech recognition technology and text-to-speech technology, our products are not currently and may never be accurate in every instance. In addition, third party technology that is included in our products could contain errors or defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages, which, even if unsuccessful, would likely be time consuming and could result in costly litigation and payment of damages. Such claims could have an adverse effect on our financial results and competitive position.

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

IF THE STANDARDS WE HAVE SELECTED TO SUPPORT ARE NOT ADOPTED AS THE INDUSTRY STANDARDS FOR SPEECH-ACTIVATED SOFTWARE, BUSINESSES MIGHT NOT USE OUR SPEECH-ACTIVATED SOFTWARE PLATFORMS FOR DELIVERY OF APPLICATIONS AND SERVICES, AND OUR REVENUES COULD BE NEGATIVELY AFFECTED.

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

WE HAVE AND INTEND TO CONTINUE EXPANDING OUR INTERNATIONAL OPERATIONS. BECAUSE OF RISKS INVOLVED WITH OPERATING A BUSINESS IN FOREIGN COUNTRIES, WE MAY NOT BE SUCCESSFUL AND OUR BUSINESS COULD BE HARMED.

     Our international sales represented 17.1% of our revenue for the three months ended March 31, 2002, 9.4% of our revenue in 2001, 13.8% in 2000 and 2.6% in 1999. We have recently expanded our direct and indirect international sales force with the expectation of increasing international revenues. We have limited experience in international operations and international product and service sales, and there can be no assurance we will be successful in continuing to grow our international business. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

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

     In order to expand our international sales, we intend to continue to invest significant resources to create and refine different speech recognition and synthesis models for particular languages or dialects. These speech-processing models are required to create versions of our products that understand or reproduce the local language or dialect. If we fail to develop localized versions of our products, our ability to address international market opportunities and to grow our business will be limited. In addition, we are required to invest resources to develop these versions of our products in advance of the receipt of revenues. We may be unable to recognize revenues sufficient to render these products profitable.

GROWTH IN OUR OPERATIONS MAY STRAIN OUR RESOURCES, MANAGEMENT INFORMATION SYSTEMS AND CONTROLS, WHICH MAY REDUCE OUR CHANCES OF ACHIEVING PROFITABILITY.

     We have experienced significant growth in the past. From December 31, 2000 to December 31, 2001 the number of our employees increased from 317 to 409. We intend to continue to expand our business operations in the future. If we are successful, this growth may place a strain on the ability of our management team to execute our business plan. In addition, we will be required to make significant investments in personnel, management systems and resources. The expansion of these systems may place a significant burden on our management team and our information technology staff, and these systems may not be effective once implemented. If we do not manage this growth, our business will suffer.

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

     We may acquire or make significant investments in businesses and technologies that complement or augment our existing business and technologies. Integrating any newly acquired businesses or technologies could be expensive and time-consuming and could divert management's time and attention away from our on-going business. We may not be able to integrate any acquired business, products, employees or technology successfully and our failure to do so could harm our business. We cannot guarantee that we will realize any anticipated benefits from such acquisitions or investments. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire or make significant investments in any businesses or technologies, which may result in dilution to our current stockholders and the incurrence of indebtedness. We may not be able to operate acquired businesses profitably.

WE MAY EXPEND SIGNIFICANT RESOURCES TO DEFEND AGAINST CLAIMS OF INFRINGEMENT BY THIRD PARTIES, AND IF WE ARE NOT SUCCESSFUL WE MAY LOSE SIGNIFICANT RIGHTS OR BE REQUIRED TO ENTER INTO DISADVANTAGEOUS LICENSE OR ROYALTY AGREEMENTS.

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

     Some of the technology included in, or operating in conjunction with our products is licensed by us from others. For example, we currently license certain text-to-speech technology from IBM, text-to-speech and other technology relating to computer processing of the human voice from AT&T and software and technology from MIT. Certain of these license agreements are for limited terms. If for any reason these license agreements terminate, we may be required to seek alternative vendors and may be unable to obtain similar technology on favorable terms, or at all. If we are unable to obtain alternative license agreements, we could be required to modify some features of our products, which could adversely affect sales of our products and services.

WE RELY ON RESELLERS AND ORIGINAL EQUIPMENT MANUFACTURERS FOR A PORTION OF OUR SALES. THE LOSS OF ONE OR MORE SIGNIFICANT RESELLERS OR ORIGINAL EQUIPMENT MANUFACTURERS COULD LIMIT OUR ABILITY TO SUSTAIN AND GROW OUR REVENUES.

     In 2001, 55.7% of our sales were attributable to our resellers and original equipment manufacturers, or OEMs, especially InterVoice-BRITE that accounted for 19.3% of our sales in 2001. We intend to increase our sales through resellers in the future. As a result, we are in part dependent upon the continued success and viability of our resellers and OEMs, as well as their continued interest in selling our products. The loss of a key reseller or OEM or our failure to develop and sustain new reseller and OEM relationships could limit our ability to sustain and grow our revenues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to our operations in international markets where we transact business in foreign currencies and accordingly, are subject to exposure from adverse movements in foreign currency exchange rates. Currently, we do not engage in any foreign currency hedging transactions. The functional currency of our foreign subsidiaries is the local currency. Substantially all of our revenues are invoiced and collected in U.S. dollars. Assets and liabilities of foreign subsidiaries which are denominated in foreign currencies are remeasured into U.S. dollars at rates of exchange in effect at the end of the period. Revenues and expense amounts are remeasured using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency remeasurement are included in other comprehensive loss, which is a separate component of stockholders' equity. Net realized gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations as other income or expense and have not been material to date.

     We are exposed to market risk related to changes in interest rates associated with our cash equivalents and marketable securities. Cash equivalents and marketable securities are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in comprehensive income or loss. We believe that the effect of any reasonably possible near-term changes in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

PART II. OTHER INFORMATION

ITEMS 1, 3, 4 AND 5 NOT APPLICABLE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On July 31, 2000, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File no. 333-35164) effective. There has been no material change with respect to the Company's use of proceeds from its initial public offering from the information discussed in its Annual Report on Form 10-K for the period ended December 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          None

(b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SPEECHWORKS INTERNATIONAL, INC.

Date: May 15, 2002                          By: /s/ Richard J. Westelman
                                            Richard J. Westelman
                                            Chief Financial Officer
                                            (Chief Accounting Officer)