Form 10-Q
period 2002-06-30
SPEECHWORKS INTERNATIONAL INC
filed 2002-08-14
CIK 1111345

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2002

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

     As of August 9, 2002, the registrant had 32,861,845 shares of common stock, par value $0.001 per share, outstanding.

================================================================================

                         SPEECHWORKS INTERNATIONAL, INC.
                                      INDEX

                                                                                                          Page No.
Part I--Financial Information

   Item 1.       Financial Statements (unaudited)

                 Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001 ......................  1

                 Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2002
                 and 2001 ..................................................................................  2

                 Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2002 and 2001 ......  3

                 Notes to Consolidated Financial Statements ................................................  4

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations ................................................................................  9

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk ................................ 30

Part II--Other Information

     Item 2.     Changes in Securities and Use of Proceeds ................................................. 30

     Item 4.     Submission of Matters to a Vote of Security Holders ....................................... 30

     Item 6.     Exhibits and Reports on Form 8-K .......................................................... 31

Signatures ................................................................................................. 32

                         SPEECHWORKS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                      June 30,        December 31,
                                                                                                        2002              2001
                                                                                                        ----              ----
                                                                                                     (UNAUDITED)
                                                                                                         (in thousands, except
                                                                                                           share information)
ASSETS
Current assets:
   Cash and cash equivalents ..................................................................     $  46,257         $  55,534
   Marketable securities ......................................................................        16,079            24,264
   Accounts receivable, net of allowance for doubtful accounts of $907 and $1,428,
      respectively ............................................................................        13,617            12,725
   Prepaid expenses and other current assets ..................................................         1,636             2,207
                                                                                                    ---------         ---------
      Total current assets ....................................................................        77,589            94,730
Fixed assets, net .............................................................................         6,855             6,719
Intangible assets, net ........................................................................         7,790            10,271
Goodwill, net .................................................................................        10,707            10,707
Other assets ..................................................................................         2,197             2,361
                                                                                                    ---------         ---------
      Total assets ............................................................................     $ 105,138         $ 124,788
                                                                                                    =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................................     $   1,151         $   2,074
   Accrued compensation .......................................................................         1,999             3,574
   Accrued expenses ...........................................................................         2,382             3,063
   Deferred revenue ...........................................................................         7,971             6,125
   Current portion of notes payable ...........................................................           670               892
                                                                                                    ---------         ---------
      Total current liabilities ...............................................................        14,173            15,728
Notes payable, net of current portion .........................................................           901             1,201
                                                                                                    ---------         ---------
      Total liabilities .......................................................................        15,074            16,929
                                                                                                    ---------         ---------

Stockholders' equity:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and
      outstanding .............................................................................            --                --
   Common stock, $0.001 par value; 100,000,000 shares authorized; 32,685,055 and 32,347,954
      shares issued and outstanding, respectively .............................................            33                32
   Additional paid-in capital .................................................................       235,410           234,563
   Deferred stock compensation ................................................................        (9,758)          (13,889)
   Accumulated other comprehensive loss .......................................................           (23)              (46)
   Accumulated deficit ........................................................................      (135,598)         (112,801)
                                                                                                    ---------         ---------
      Total stockholders' equity ..............................................................        90,064           107,859
                                                                                                    ---------         ---------
      Total liabilities and stockholders' equity ..............................................     $ 105,138         $ 124,788
                                                                                                    =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         SPEECHWORKS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                               Three Months             Six Months
                                                                              Ended June 30,          Ended June 30,
                                                                              --------------          --------------
                                                                            2002         2001        2002         2001
                                                                            ----         ----        ----         ----
                                                                               (in thousands, except per share data)
Revenues:
   Product licenses ...................................................  $  5,016     $  5,806    $  9,611     $ 11,898
   Professional services ..............................................     5,030        3,779      10,235        8,273
   Other revenues .....................................................       316          899         665        1,851
   Non-cash stock compensation ........................................      (630)        (244)     (1,306)        (918)
                                                                         --------     --------    --------     --------
      Total revenues ..................................................     9,732       10,240      19,205       21,104

Cost of revenues:
   Cost of product licenses ...........................................       109           73         145          127
   Cost of professional services -- non-cash stock compensation .......       154          154         309          308
                                 -- all other expenses ................     3,463        3,325       6,641        7,029
   Cost of other revenues .............................................       198          752         563        1,503
   Amortization of purchased technology ...............................       283          283         565          566
                                                                         --------     --------    --------     --------
      Total cost of revenues ..........................................     4,207        4,587       8,223        9,533
                                                                         --------     --------    --------     --------
Gross profit ..........................................................     5,525        5,653      10,982       11,571
                                                                         --------     --------    --------     --------

Operating expenses:
   Selling and marketing -- non-cash stock compensation ...............     1,035        1,421       2,024        2,412
                         -- all other expenses ........................     7,810        7,708      15,531       14,770
   Research and development -- non-cash stock compensation ............       140          140         280          280
                            -- all other expenses .....................     4,180        4,620       8,201        8,727
   General and administrative -- non-cash stock compensation ..........       106          106         212          212
                              -- all other expenses ...................     2,636        4,241       5,830        7,637
   Amortization of intangible assets ..................................       958        1,627       1,916        3,254
                                                                         --------     --------    --------     --------
      Total operating expenses ........................................    16,865       19,863      33,994       37,292
                                                                         --------     --------    --------     --------
Loss from operations ..................................................   (11,340)     (14,210)    (23,012)     (25,721)
Interest income .......................................................       276        1,051         576        2,555
Interest expense ......................................................       (21)         (13)        (38)         (28)
Other expenses, net ...................................................      (118)        (141)       (229)        (171)
                                                                         --------     --------    --------     --------
Loss before income taxes ..............................................   (11,203)     (13,313)    (22,703)     (23,365)
Provision (benefit) for income taxes ..................................        27          (45)         94          (19)
                                                                         --------     --------    --------     --------
Net loss ..............................................................  $(11,230)    $(13,268)   $(22,797)    $(23,346)
                                                                         ========     ========    ========     ========
Basic and diluted net loss per common share ...........................  $  (0.34)    $  (0.41)   $  (0.70)    $  (0.74)
Shares used in computing basic and diluted net loss per common share ..    32,598       32,031      32,512       31,721

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         SPEECHWORKS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Six Months Ended
                                                                                                ----------------
                                                                                                    June 30,
                                                                                                    --------
                                                                                               2002          2001
                                                                                               ----          ----
                                                                                                 (in thousands)
Cash flows from operating activities:
Net loss ..................................................................................  $(22,797)     $(23,346)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .........................................................     1,624         1,462
    Amortization of intangible assets .....................................................     2,481         3,820
    Stock compensation expense ............................................................     4,131         4,130
    Provision for doubtful accounts .......................................................        62           196
    Changes in operating assets and liabilities, net of effect of acquisition:
        Accounts receivable ...............................................................      (954)          964
        Prepaid expenses and other current assets .........................................       571          (200)
        Other assets ......................................................................       164            23
        Accounts payable ..................................................................      (923)          334
        Accrued compensation ..............................................................    (1,575)       (1,771)
        Accrued other expenses ............................................................      (681)         (573)
        Deferred revenue ..................................................................     1,846          (480)
                                                                                             --------      --------
          Net cash used in operating activities ...........................................   (16,051)      (15,441)
                                                                                             --------      --------
Cash flows from investing activities:
Purchases of fixed assets .................................................................    (1,760)       (2,096)
Cash paid to acquire business, including acquisition costs, net of cash acquired ..........        --        (5,379)
Purchases of marketable securities ........................................................        --       (41,730)
Maturities of marketable securities .......................................................     8,185        23,316
                                                                                             --------      --------
          Net cash provided by (used in) investing activities .............................     6,425       (25,889)
                                                                                             --------      --------

Cash flows from financing activities:
Principal payments on notes payable .......................................................      (522)         (251)
Proceeds from exercise of common stock options and warrants ...............................       848           824
                                                                                             --------      --------
          Net cash provided by financing activities .......................................       326           573
                                                                                             --------      --------
Effects of changes in exchange rates on cash ..............................................        23           (46)
                                                                                             --------      --------
          Net decrease in cash and cash equivalents .......................................    (9,277)      (40,803)
Cash and cash equivalents, beginning of period ............................................    55,534        99,203
                                                                                             --------      --------
Cash and cash equivalents, end of period ..................................................  $ 46,257      $ 58,400
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

                         SPEECHWORKS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

     The unaudited consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any future periods. Certain amounts in the prior year's financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on reported net loss. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 contained in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Net Loss Per Share

     Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. There is no difference between basic and diluted net loss per share for all periods presented since potential common shares from the exercise of common stock options and warrants were anti-dilutive for all periods presented. The calculation of diluted net loss per common share for the three- and six-month periods ended June 30, 2002 and 2001 does not include 8,094,235 and 7,061,793 potential shares of common stock equivalents, respectively, related to outstanding common stock options and warrants.

3. Comprehensive Loss

     For the three and six months ended June 30, 2002 and 2001, total comprehensive loss was as follows:


                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                   -----------------------------    ----------------------------
                                                        2002           2001              2002          2001
                                                        ----           ----              ----          ----
Net loss                                            $ (11,230)    $ (13,268)        $ (22,797)     $(23,346)

Other comprehensive income (loss):
    Unrealized gain (loss) on investments                   9             7                (2)           10
    Foreign currency translation adjustment               108           (15)               25           (58)
                                                    ---------     ---------         ---------      --------
Total other comprehensive loss                            117            (8)               23           (48)
                                                    ---------     ---------         ---------      --------
Total comprehensive loss                            $ (11,113)    $ (13,276)        $ (22,774)     $(23,394)
                                                    =========     =========         =========      ========

4. Deferred Stock Compensation

     In connection with the sale of common stock in private placements to America Online ("AOL") and Net2Phone, concurrent with the Company's initial public offering in August 2000, the Company recorded deferred stock compensation within stockholders' equity of $5.4 million. This amount represents the difference between the price of the common stock of the Company sold in the public offering of $20.00 per share and the $12.46 per share price paid by AOL and Net2Phone. Additionally, on June 30, 2000, SpeechWorks issued a warrant to purchase 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. The estimated value of this warrant upon its issuance, utilizing the Black-Scholes valuation model, of $11.2 million was recorded as deferred stock compensation within stockholders' equity. The aggregate amount of $16.6 million is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered arrangements. Prior to January 1, 2002, in each reporting period, the amortization of the common stock issued below fair market value was reflected first as a reduction of revenues resulting from the arrangements during the reporting period. To the extent that the amortization exceeded such revenues, the residual was reflected as selling and marketing expense. The amortization of the warrant value was recognized as selling and marketing expense.

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

     If both of these conditions are met, consideration paid to the customer may be recognized as expense. If consideration, including equity instruments, does not meet the above criteria, SpeechWorks must characterize the recognition of such consideration as a reduction of revenue, to the extent there is cumulative revenue from such customer or reseller. Any amount in excess of cumulative revenue being recognized from that customer or reseller for such consideration is recorded as an expense.

     Upon adopting EITF 01-09, SpeechWorks determined that the AOL and Net2Phone arrangements were required to be accounted for in accordance with EITF 01-09. The Company determined that these arrangements did not meet the condition that a sufficiently separable benefit had been received from AOL and Net2Phone; accordingly, recognition of the consideration must be recorded as a reduction of cumulative revenue from the respective customer. Since SpeechWorks had recognized cumulative revenue under these arrangements as of June 30, 2001 in excess of amounts previously recorded as a revenue offset, for the three and six months ended June 30, 2001, SpeechWorks reclassified an additional $15,000 and $377,000, respectively, of previously recognized selling and marketing non-cash stock compensation expense as an offset to revenue resulting in a total offset of $244,000 and $918,000, respectively. For the three and six months ended June 30, 2002, the Company recognized $630,000 and $1,306,000, respectively, as an offset to revenue associated with these arrangements, in accordance with EITF 01-09. Amounts of $758,000 and $1,472,000, which exceeded the amounts of cumulative revenue recognized under each of the arrangements during the three and six months ended June 30, 2002, respectively, and amounts of $1,145,000 and $1,861,000 during the three and six months ended June 30, 2001, respectively, were included as selling and marketing non-cash stock compensation expense.

     In June 2002, the Company modified its arrangement with Net2Phone to, among other items, extend the expiration date of the agreement for an additional two years, to June 30, 2005. As a result of this amendment, the Company modified the period over which the related deferred compensation is being recorded to reflect the extended expiration date. Accordingly, on July 1, 2002, the Company began recognizing the remaining deferred compensation balance over the period from July 1, 2002 to June 30, 2005.

5. Intangible Assets and Goodwill

     The following table summarizes intangible assets:

                                                             June 30, 2002                     December 31, 2001
                                                             -------------                     -----------------
                                                                             (in thousands)
                                                     Gross Carrying   Accumulated    Gross Carrying     Accumulated
                                                         Amount       Amortization       Amount        Amortization
                                                 -----------------------------------------------------------------------
Acquired intellectual property and
   collaborative rights                                $ 11,497         $ 7,664         $ 11,497          $ 5,748
Completed technology                                      5,653           1,696            5,653            1,131
                                                 -----------------------------------------------------------------------
                                                        $17,150         $ 9,360         $ 17,150          $ 6,879
                                                 =======================================================================


     On June 5, 2000, the Company entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of the Company's common stock, the Company received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts. In connection with this agreement, the Company recorded $11,497,000 of acquired intellectual property and collaborative rights, equal to the fair value of the common stock issued, which is being amortized on a straight-line basis over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights was $958,000 and $1,916,000 for each three and six month period ended June 30, 2002 and 2001, respectively.

     On January 5, 2001, the Company acquired all of the outstanding capital stock of Eloquent Technology, Inc. ("ETI"), a supplier of speech synthesis, or text-to-speech technology. In connection with the acquisition, the Company paid $5,250,000 in cash and issued 299,873 shares of its common stock valued at $13,457,000. Additionally, the Company incurred acquisition-related costs of $132,000, which are included in the total purchase price for accounting purposes. The acquisition was accounted for using the purchase method of accounting. Accordingly, the fair market values of the acquired assets and assumed liabilities have been included in the Company's consolidated financial statements as of the acquisition date, and the results of operations of ETI have been included in the Company's consolidated financial statements thereafter. The purchase price of $18,839,000 was allocated to net tangible assets and liabilities acquired of ($196,000), completed technology of $5,653,000 and goodwill of $13,382,000. The completed technology, reported as intangible assets, is being amortized on a straight-line basis through December 2005. For each three and six month period ended June 30, 2002 and 2001, the Company recorded amortization expense for completed technology of $283,000 and $566,000, respectively.

     As of January 1, 2002, the Company ceased amortization of goodwill in compliance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets; for the three and six months ended June 30, 2001, the Company recorded $669,000 and $1,338,000, respectively, of goodwill amortization. Under SFAS 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis. As allowed by SFAS 142, the Company completed this transitional impairment analysis during the second quarter of 2002. A reporting unit is an operating segment, or one level below an operating segment, for which discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. As of June 30, 2002, the Company determined that it operates in one reporting unit. As a result, the Company's impairment analysis was completed by comparing the Company's consolidated book value to its fair market value, as determined by its common stock fair value. Future impairment analyses will be completed on the same basis. Based on the analysis completed, the Company determined that the goodwill recorded was not impaired, and as such, no impairment charge has been recorded. Additional impairment analyses will be completed at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired. In August 2002, the Company's market value fell below its book value. To the extent that the market value remains below the book value, the Company may be required to record an impairment of its goodwill and such amounts may be material to its operating results.

     The Company expects quarterly amortization of all intangible assets to be $1.2 million through the quarter ended June 30, 2003; thereafter, the Company expects quarterly amortization to be $283,000 through the quarter ended December 31, 2005.

     The following summary reflects the results of operations as if SFAS 142 had been applicable at the beginning of the periods presented:

                                                                           Three months ended          Six months ended
                                                                                June 30,                   June 30,
                                                                            2002         2001         2002         2001
                                                                            ----         ----         ----         ----
                                                                               (in thousands, except per share data)

        Reported net loss                                                $(11,230)    $(13,268)    $(22,797)    $(23,346)
        Goodwill amortization                                                  --          669           --        1,338
                                                                         -----------------------------------------------
        Adjusted net loss                                                $(11,230)    $(12,599)    $(22,797)    $(22,008)
                                                                         ===============================================

        Reported basic and diluted net loss per common share             $  (0.34)    $  (0.41)    $  (0.70)    $  (0.74)
        Goodwill amortization                                                  --         0.02           --         0.04
                                                                         -----------------------------------------------
        Adjusted basic and diluted net loss per common share             $  (0.34)    $  (0.39)    $  (0.70)    $  (0.70)
                                                                         ===============================================


6. Reimbursable Out-Of-Pocket Expenses

     Effective January 1, 2002, the Company adopted EITF issue No. 01-14, Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred ("EITF 01-14"). EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations with offsetting costs recorded as costs of revenue. The Company's out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, mileage, hotel stays and out-of-town meals. Upon adoption of EITF 01-14, the Company reclassified all prior periods to conform to current year presentation. As a result of adoption of EITF 01-14, the Company has included $76,000 and $144,000 during the three and six months ended June 30, 2002, respectively, as well as $106,000 and $232,000 during the three and six months ended June 30, 2001, respectively, in professional service revenues, with an equal amount of professional services cost of revenue, for reimbursable out-of-pocket expenses.

7. Subsequent Events

     On July 3, 2002, the Company announced a restructuring plan to decrease costs over the next four quarters, including a reduction of its worldwide workforce by approximately 17%, or 71 employees. In connection with this plan, the Company expects to record an approximately $2 million charge to operating expenses during the quarter ending September 30, 2002, relating primarily to severance and related costs of terminated employees. The Company expects that the majority of the costs associated with severance and related benefits to be paid over the next six months and will be funded from working capital.

     On July 22, 2002, the Company acquired certain technologies related to speaker verification from SpeakEZ, Inc., a wholly owned subsidiary of T-NETIX, Inc. Based upon the fair market value of the Company's common stock, cash and the assumption of a long-term commitment to an unrelated third party, the acquisition was valued at approximately $1.1 million.

8. Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company will adopt SFAS 146 beginning in 2003 and does not expect its adoption will have a material impact on its financial position or results of operations.

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

     This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results over the balance of the year, regarding expense trends, cash positions and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, even if our estimates change. Important factors that could cause future results to differ materially from such expectations include: spending patterns of our domestic and international customers based upon economic conditions; the timing of sales of the Company's products and services; market acceptance of the Company's speech-activated systems; the Company's reliance on a limited number of large orders for much of its revenue, including international orders; uncertainties related to current economic, political and national security conditions; the Company's ability to develop new products and services in the face of rapidly evolving technology; the Company's ability to effectively integrate operations of any acquired companies; the uncertainties related to the Company's planned international operations; the Company's ability to manage growth of its business; the Company's ability to protect its intellectual property; the Company's reliance on resellers and original equipment manufacturers for a significant portion of its sales; the Company's ability to respond to competitive developments; and the Company's reliance on attracting, retaining and motivating key technical and management personnel. These and other important factors are detailed in the Company's filings with the Securities and Exchange Commission. As a result of these and other important factors, there can be no assurances that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

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

     Since shipping our first products in 1996, we have received numerous awards for our product capabilities and our industry leadership, including Industry Week's Technology of the Year Award and Frost & Sullivan's Market Strategy Leadership Award. To date, we have licensed our software to more than 500 clients worldwide in a variety of industries including retail, financial services, pharmaceuticals, telecommunications, technology, distribution and travel. Our clients include America Online, Amtrak, AT&T, Bell Canada, Continental Airlines, Convergys, CSFB, E*TRADE, GMAC Commercial Mortgage, Hyundai Securities, McKessonHBOC, National Weather Service, NetByTel, Nortel Networks, The Hartford Insurance, United Airlines, Wachovia Corporation and Yahoo .

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

     For the three months ended June 30, 2002, one customer accounted for over 10% of our total revenue. For the three months ended June 30, 2001, a different customer accounted for over 10% of our total revenue. For the six months ended June 30, 2002, no customer accounted for greater than 10% of our total revenue; for the six months ended June 30, 2001, there was one customer that accounted for greater than 10% of our total revenue. International revenues represented 21.4% and 19.3% of total revenues for the three and six months ended June 30, 2002, respectively, and 13.1% and 11.1% of total revenues for the three and six months ended June 30, 2001, respectively.

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

     Our cost of revenue consists of the cost of our product licenses, cost of professional services and cost of resold hardware and services, including SpeechSite hardware. Cost of product licenses consists of royalties that we pay to Massachusetts Institute of Technology and International Business Machines that are equal to a percentage of our product license revenue for automated speech recognition and certain text-to-speech products, respectively, as well as royalties paid to other vendors under specific technology licensing arrangements. Cost of professional services revenue consists of our direct labor and related benefits costs, taxes, project-specific travel expenses and allocated corporate overhead costs. Cost of other revenue consists of the cost of third-party hardware, which we resell, and payments to the third-party providers of outsourced facilities management services and SpeechSite hardware. Amortization of purchased technology represents expense recognition of technology acquired in the purchase of Eloquent Technology, Inc. ("ETI") in January 2001. These technologies are being amortized over their expected useful life of 60 months.

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

     Due to our operating losses, we have recorded no provision or benefit for U.S. federal or state income taxes in relation to these losses for any period since our inception. As of December 31, 2001, we had $47.3 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. Our ability to use these net operating losses in future periods is not sufficiently assured and, therefore, these tax assets are carried at no value on the balance sheet.

     On July 3, 2002, we announced a restructuring plan to decrease costs over the next four quarters, including a reduction of our worldwide workforce by approximately 17%, or 71 employees. In connection with this plan, we expect to record an approximately $2 million charge to operating expenses during the quarter ending September 30, 2002, relating primarily to severance and related costs of terminated employees. We expect that the majority of the costs associated with the severance and related benefits to be paid over the next six months will be funded from working capital.

     On July 22, 2002, we acquired certain technologies related to speaker verification from SpeakEZ, Inc., a wholly owned subsidiary of T-NETIX, Inc. Based upon the fair market value of our common stock, cash and the assumption of a long-term commitment to an unrelated third party, the acquisition was valued at approximately $1.1 million.

Critical Accounting Policies and Significant Judgments and Estimates

     Our critical accounting policies and estimates are as follows:

     o    Revenue recognition;

     o Estimating valuation allowances, specifically the allowance for doubtful accounts;

     o    Valuation of long-lived and intangible assets and goodwill;

     o    Acquisition accounting; and

     o    Stock compensation accounting.

     Revenue recognition. We derive our revenue from three sources. We sell product licenses, either directly to clients or through third-party distribution channels. To support the sale, installation and operation of our products, we also provide professional services, consisting of developing custom software applications, user interface design consulting, project management, training, maintenance and technical support. We resell hardware products made by third parties, including products such as voice-processing equipment that run our software, as well as facilities management services that are provided by third-party call-centers. We expect the resale component of our total revenues to decrease as a percentage of our total revenues over time. We only resell hardware or facilities management services when clients expressly request that we do so and therefore, such revenue is considered other revenue.

     We recognize revenue in accordance with Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-9, and the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements. We recognize revenue from the licensing of software, provided that no significant obligations remain, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured, as follows:

     o When we license our software and do not provide any professional services, we recognize the license revenue when we ship the software to the client.

     o When OEM's license our software, we receive a royalty. We recognize the revenue from these royalties upon delivery to the third party when such information is available, or when the OEM of the sale notifies us.

     o When we license software in connection with custom software applications developed by us, we recognize the revenue over the life of the development project, concurrent with any related services fees as described below.

     Typically, we do not consider professional services, other than the development of custom software applications, to be essential to the functionality of the other elements of our software arrangements. We recognize the revenue from professional services, provided that evidence of the arrangement exists, the fees are fixed or determinable and collectibility is reasonably assured, as follows:

     o When we license software in connection with custom software applications developed by us, we allocate the revenue between product license revenue and professional services revenue using the fair value of professional services, based on the fee charged when professional services are sold separately; all remaining amounts are recorded as product license revenue.

     o When we provide professional services for a fixed fee, we recognize revenue from the fees for such services and any related software licenses as we complete the project using the percentage-of-completion method. We determine the percentage-of-completion by comparing the labor hours we have incurred to date to our estimate of the total labor hours required to complete the project based on regular discussions with our project managers. This method is used because we consider expended labor hours to be the most available measure of progress on these projects. Adjustments to contract estimates are made in the periods in which facts resulting in a change become known. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

     o When we provide services on a time and materials basis, we recognize revenue as we perform the services, based on actual time incurred.

     o When we provide support and maintenance services, we recognize the revenue ratably over the term of the related contracts, typically one year.

     Our sales frequently include, under related contracts, software licenses, related professional services and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on its fair value, equal to its stated list price as a fixed percentage of the related software product's price. The remainder of the total contract value is then attributed to the software license and related professional services, with the effect that discounts inherent in the total contract value are attributed to the software license and related professional services. For revenue classification, we allocate the contract value using the fair value of professional services, based on the fee charged when services are sold separately, and record that as professional services revenue; all remaining amounts are recorded as product license revenue.

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

     Allowance for doubtful accounts. Management must make estimates of any uncollectibility of our accounts receivable resulting from the inability of our customers to make payments. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We record the allowance for doubtful accounts on a specific identification basis. If the financial condition of our customers deteriorates after entering into a revenue arrangement resulting in an impairment of their ability to make payments beyond that estimated by management, additional allowances may be required. Our accounts receivable balance was $13.6 million and $12.7 million, net of allowance for doubtful accounts of $907,000 and $1.4 million, as of June 30, 2002 and December 31, 2001, respectively.

     Long-lived assets. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     o Significant underperformance relative to expected historical or projected future operating results;

     o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

     o    Significant negative industry or economic trends.

     When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. Net intangible assets, long-lived assets, and goodwill amounted to $25.4 million and $27.7 million as of June 30, 2002 and December 31, 2001, respectively.

     Acquisition accounting. In January 2001, we acquired Eloquent Technology, Inc. (ETI) and determined the fair market value of assets acquired and liabilities assumed. The principal asset acquired was completed technology related to text-to-speech, and the tools used to further develop multiple languages. The fair value of this asset was estimated based on the discounted future cash flows from the sale of the completed technology. We estimated that we would generate enough revenue from the licensing of this technology to meet the minimum royalty payments owed to IBM under a development and royalty agreement. This agreement with IBM has minimum royalties due through 2005. We estimated that the useful life of the acquired technology would be five years. Significant judgments and estimates are involved in determining the fair market value of assets acquired and their useful lives. Different assumptions could yield materially different results.

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

     On June 30, 2000, we issued a warrant to purchase up to 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. In accordance with EITF 96-18, the estimated value of this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $11.2 million, which is being amortized to selling and marketing stock compensation expense over the three-year term of the agreement. The warrant, which has an exercise price of $12.46 per share, becomes exercisable upon the earlier of June 30, 2002 or in three equal installments upon the achievement of certain performance targets. The warrant may be exercised at the option of the holder, in whole or in part, at any time on or before the fifth anniversary from the date that portion of the warrant becomes exercisable. As of December 31, 2000, in accordance with the original terms of the warrant, AOL exercised a portion of their warrant for the purchase of 510,281 shares of common stock in a cashless exercise, resulting in the Company issuing 365,248 shares of common stock. As of June 30, 2002 the remaining warrant to purchase up to 255,141 shares of common stock was exercisable.

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

     Effective January 1, 2002, we adopted Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09"). EITF 01-09 addresses whether a vendor should recognize consideration, including equity instruments, given to a customer as an expense or an offset to revenue being recognized from that same customer. Consideration given to a customer is presumed to be a reduction of revenue unless both the following conditions are met:

     o We receive an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer's purchase of our products and services such that we could have purchased the products from a third party, and

     o    we can reasonably estimate the fair value of the benefit received.

     If both of these conditions are met, consideration paid to the customer may be recognized as expense. If consideration, including equity instruments, does not meet the above criteria, we must characterize the recognition of such consideration as a reduction of revenue, to the extent there is cumulative revenue from such customer or reseller. Any amount in excess of cumulative revenue being recognized from that customer or reseller for such consideration is recorded as an expense.

     Upon adopting EITF 01-09, we determined that our arrangements with AOL and Net2Phone were required to be accounted for in accordance with EITF 01-09. We determined that these arrangements did not meet the condition that a sufficiently separable benefit had been received from AOL and Net2Phone; accordingly, recognition of the consideration must be recorded as a reduction of cumulative revenue from the respective customer. Since we had recognized cumulative revenue under these arrangements as of June 30, 2001 in excess of amounts previously recorded as a revenue offset, for the three and six months ended June 30, 2001, we reclassified an additional $15,000 and $377,000, respectively, of previously recognized selling and marketing non-cash stock compensation expense as an offset to revenue resulting in a total offset of $244,000 and $918,000, respectively. For the three and six months ended June 30, 2002, we recognized $630,000 and $1,306,000, respectively, as an offset to revenue associated with these arrangements, in accordance with EITF 01-09. Amounts of $758,000 and $1,472,000, which exceeded the amounts of cumulative revenue recognized under each of the arrangements during the three and six months ended June 30, 2002, respectively, and amounts of $1,145,000 and $1,861,000 during the three and six months ended June 30, 2001, respectively, were included as selling and marketing non-cash stock compensation expense.

     In June 2002, the Company modified its arrangement with Net2Phone to, among other items, extend the expiration date of the agreement for an additional two years, to June 30, 2005. As a result of this amendment, the Company modified the period over which the related deferred compensation is being recorded to reflect the extended expiration date. Accordingly, on July 1, 2002, the Company began recognizing the remaining deferred compensation balance over the period from July 1, 2002 to June 30, 2005.

     Identifying transactions that are within the scope of EITF 01-09, determining whether those transactions meet the criteria for recognition as an expense and determining the methodology of cost recognition associated with these arrangements, requires us to make significant judgments. If we reached different conclusions, reported revenue could be materially different.

Results of Operations

     The following table sets forth consolidated financial data for the periods indicated as a percentage of our total revenues.

                                                                                Three Months             Six Months
                                                                               Ended June 30,          Ended June 30,
                                                                               --------------          --------------
                                                                             2002         2001        2002         2001
                                                                             ----         ----        ----         ----
Revenues:
   Product licenses ..................................................        52%          57%         50%          56%
   Professional services .............................................        52           37          53           39
   Other revenues ....................................................         3            8           3            9
   Non-cash stock compensation .......................................        (7)          (2)         (6)          (4)
                                                                            ----         ----        ----         ----
      Total revenues .................................................       100%         100%        100%         100%
                                                                            ----         ----        ----         ----

Cost of revenues:
   Cost of product licenses ..........................................         1%           1%          1%           1%
   Cost of professional services -- non-cash stock compensation ......         2            2           2            1
                                 -- all other expenses ...............        35           32          34           33
   Cost of other revenues ............................................         2            7           3            7
   Amortization of purchased technology ..............................         3            3           3            3
                                                                            ----         ----        ----         ----
      Total cost of revenues .........................................        43           45          43           45
                                                                            ----         ----        ----         ----
Gross profit .........................................................        57           55          57           55
                                                                            ----         ----        ----         ----
Operating expenses:
   Selling and marketing -- non-cash stock compensation ..............        11           14          11           12
                         -- all other expenses .......................        80           75          81           70
   Research and development -- non-cash stock compensation ...........         1            1           1            1
                            -- all other expenses ....................        43           45          43           41
   General and administrative -- non-cash stock compensation .........         1            1           1            1
                              -- all other expenses ..................        27           42          30           36
   Amortization of intangible assets .................................        10           16          10           16
                                                                            ----         ----        ----         ----
      Total operating expenses .......................................       173          194         177          177
                                                                            ----         ----        ----         ----
Loss from operations .................................................      (116)        (139)       (120)        (122)
Interest income ......................................................         3           10           3           12
Interest expense .....................................................        (1)          --          --           --
Other expenses, net ..................................................        (1)          (1)         (1)          (1)
                                                                            ----         ----        ----         ----
Loss before income taxes .............................................      (115)        (130)       (118)        (111)
Provision (benefit) for income taxes .................................        --           --           1           --
                                                                            ----         ----        ----         ----
Net loss .............................................................      (115)%       (130)%      (119)%       (111)%
                                                                            ====         ====        ====         ====

Comparison of the Three and Six Months Ended June 30, 2002 and 2001

     Total revenues. Our total revenues, including non-cash stock compensation, decreased by 5.0% to $9.7 million for the three-month period ended June 30, 2002 from $10.2 million for the same period in 2001. For the six-month period ended June 30, 2002, our total revenues, including non-cash stock compensation, decreased by 9.0% to $19.2 million from $21.1 million for the same period in 2001. International revenues increased by 56.0% to $2.1 million for the three-month period ended June 30, 2002 from $1.3 million in the same period in 2001. For the six-month period ended June 30, 2002, international revenues increased 57.6% to $3.7 million from $2.3 million in the same period in 2001. International revenues represented 21.4% and 19.3% of total revenues for the three and six months ended June 30, 2002, respectively, and 13.1% and 11.1% of total revenues for the three and six months ended June 30, 2001, respectively.

     Revenues from product licenses. Revenues from the licensing of proprietary software decreased 13.6% to $5.0 million for the three-month period ended June 30, 2002 from $5.8 million in the same period in 2001. For the six-month period ended June 30, 2002, revenues from product licenses decreased 19.2% to $9.6 million from $11.9 million in the same period in 2001. This decline in product licenses revenues resulted primarily from a slowdown in the economy, most noticeably in the carrier market, as telecommunication companies continue to report downturns in their businesses. Additionally, there was a decline in demand from one reseller, who previously had accounted for over 10% of our revenue for the three and six month periods ended June 30, 2001. A different reseller represented over 10% of our revenue for the three months ended June 30, 2002, but this was not sufficient to offset the decline in revenue from the other reseller.

     Revenues from professional services. Revenues from fees we receive for professional services increased 33.1% to $5.0 million in the three months ended June 30, 2002 from $3.8 million in the same period in 2001. For the six-month period ended June 30, 2002, revenues from professional services increased 23.7% to $10.2 million from $8.3 million in the same period in 2001. The growth in revenues from professional services resulted primarily from the increased demand for custom speech applications from existing and new clients and increased maintenance revenues from an expanding installed license base.

     Other revenues. Other revenues from the resale of computer hardware and facilities management services were $316,000 for the three-month period ended June 30, 2002 compared to $899,000 for the same period in 2001. For the six-month period ended June 30, 2002, other revenues were $665,000 compared to $1.9 million for the same period in 2001. Other revenues accounted for 3.2% of total revenues for the three-month period ended June 30, 2002 and 8.8% of total revenues for the same period in 2001. For the six-month period ended June 30, 2002, other revenues represented 3.5% of total revenues compared to 8.8% of total revenues for the same period in 2001. The decrease in other revenues reflects fewer hardware platforms purchased directly from us as part of overall client projects during 2002 compared to the same period in 2001.

     Non-cash stock compensation offset to revenues. In connection with the sale of common stock in private placements to AOL and Net2Phone in August 2000, concurrent with our initial public offering, we recorded deferred stock compensation, within stockholders' equity, of $5.4 million. This amount represents the difference between the price of our common stock sold in our public offering of $20.00 per share and the $12.46 per share price paid by AOL and Net2Phone. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered arrangements. Prior to January 1, 2002, in each reporting period, the amortization of this amount was reflected first as a reduction of revenues resulting from the arrangements during the reporting period and to the extent that the amortization exceeded such revenues, the residual was reflected in operating expenses. Additionally, we issued a warrant to purchase 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. The estimated value of this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $11.2 million, which is being amortized over the three-year term of the agreement.

     Effective January 1, 2002, we adopted Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09"). EITF 01-09 addresses whether a vendor should recognize consideration, including equity instruments, given to a customer as an expense or an offset to revenue being recognized from that same customer. Upon adopting EITF 01-09, we determined that the AOL and Net2Phone arrangements were required to be accounted for in accordance with EITF 01-09. We determined that it did not meet the condition that a sufficiently separable benefit had been received from AOL and Net2Phone; accordingly, recognition of the consideration must be recorded as a reduction of cumulative revenue from the respective customer. As we had recognized cumulative revenue under these arrangements as of June 30, 2001 in excess of amounts previously recorded as a revenue offset, for the three and six months ended June 30, 2001 we reclassified an additional $15,000 and $377,000, respectively, of selling and marketing non-cash stock compensation expense as an offset to revenue. For the three and six months ended June 30, 2002, we recognized $630,000 and $1,306,000, respectively, as an offset to revenue associated with these arrangements, in accordance with EITF 01-09. Amounts of $758,000 and $1,472,000, which exceed the amount of cumulative revenue under each of the arrangements during the three and six months ended June 30, 2002, respectively, and amounts of $1,145,000 and $1,861,000 during the three and six months ended June 30, 2001, respectively, were included as selling and marketing non-cash stock compensation expense.

     In June 2002, we modified our arrangement with Net2Phone to, among other items, extend the expiration date of the agreement for an additional two years, to June 30, 2005. As a result of this amendment, we modified the period over which the related deferred compensation is being recorded to reflect the extended expiration date. Accordingly, on July 1, 2002, we began recognizing the remaining deferred compensation balance over the period from July 1, 2002 to June 30, 2005.

     Cost of product licenses revenues. Cost of product licenses revenues increased by 49.5% to $109,000 for the three months ended June 30, 2002 from $73,000 for the same period in 2001. This cost represented 2.2% and 1.3% of product licenses revenues for the three months ended June 30, 2002 and 2001, respectively. For the six-months period ended June 30, 2002, cost of product licenses increased 14.3% to $145,000 from $127,000 for the same period in 2001. This cost represented 1.5% and 1.1% of product licenses revenues for the six months ended June 30, 2002 and 2001, respectively. The increase in the cost of product licenses revenues and the percentage of license revenue is due to the increase in royalties owed to IBM for the sale of ETI-Eloquence products. The royalty rate is higher than and incremental to the royalties owed to MIT. We expect the royalty rate owed to MIT to remain at its current level until the next cumulative product sales milestone is achieved. We expect the overall royalty rate to increase as we sell more ETI-Eloquence products.

     Cost of professional services revenues. Cost of professional services revenues increased 4.2% to $3.5 million for the three months ended June 30, 2002 from $3.3 million for the same period in 2001. For the six-month period ended June 30, 2002, cost of professional services revenues decreased 5.5% to $6.6 million from $7.0 million for the same period in 2001. The increase during the three-month period ended June 30, 2002 was due primarily to higher utilization of application developers on customer projects compared to the same period in 2001, when underutilized staff were transferred to other functions. The decrease in cost of professional services revenues for the six months ended June 30, 2002, compared to the same period in 2001, was primarily due to lower spending on travel and training seminars during 2002. The cost represented 68.8% and 88.0% of professional services revenues for the three months ended June 30, 2002 and 2001, respectively, and represented 64.9% and 85.0% of professional services revenues for the six months ended June 30, 2002 and 2001, repsectively. The lower cost of professional services as a percentage of related revenues reflects more efficient delivery and a higher component of maintenance revenues which have higher margins.

     Cost of other revenues. Cost of other revenues decreased 73.7% to $198,000 for the three months ended June 30, 2002 from $752,000 for the same period in 2001. For the six-month period ended June 30, 2002, cost of other revenues decreased 62.5% to $563,000 from $1.5 million for the same period in 2001. The cost of other revenues as a percentage of other revenues represented 62.7% and 83.6% of other revenues for the three months ended June 30, 2002 and 2001, respectively, and represented 84.7% and 81.2% of other revenues for the six months ended June 30, 2002 and 2001, respectively. The decrease in cost of other revenues reflects fewer hardware platforms purchased directly from us as part of overall client projects during 2002 compared to the same periods in 2001. The improvement in the margin for the three months ended June 30, 2002 compared to the same period in 2001 is due to the delivery of lower margin hardware on a customer contract during the three months ended June 30, 2001.

     Amortization of purchased technology. In connection with our acquisition of ETI on January 5, 2001, we acquired completed technology valued at $5.6 million, which we have incorporated with our products and will continue to sell to third parties. During the three and six months ended June 30, 2002 and 2001, amortization of completed technology of $283,000 and $565,000, respectively, for each period was recorded as a cost of revenues.

     Total operating expenses. Our total operating expenses decreased 15.1% to $16.9 million for the three months ended June 30, 2002 from $19.9 million for the same period in 2001. For the six-month period ended June 30, 2002, total operating expenses decreased 8.8% to $34.0 million from $37.3 million for the same period in 2001. These decreases primarily represent lower spending for outside technical resources in research and development, as well as lower spending on recruiting and outside legal costs. These reductions were offset by increases in selling and marketing expenses. Total headcount grew slightly to 402 as of June 30, 2002, compared to headcount of 400 as of June 30, 2001. As a percentage of total revenues, our operating expenses were 173.3% for the three months ended June 30, 2002, and 194.0% for the same period in 2001. For the six-month periods ended June 30, 2002 and 2001, operating expenses as a percentage of total revenues were 177.0% and 176.7%, respectively. Total operating expenses include certain non-cash charges for the three and six months ended June 30, 2002 and 2001, as discussed below.

     Selling and marketing. Selling and marketing expenses consist primarily of compensation and related expenses, sales commissions and travel expenses, along with other marketing expenses, including advertising, trade shows, public relations, direct mail campaigns, seminars and other promotional expenses and allocated corporate overhead costs. These expenses increased 1.3% to $7.8 million for the three months ended June 30, 2002 from $7.7 million for the same period in 2001. For the six-month period ended June 30, 2002, selling and marketing expenses increased 5.2% to $15.5 million from $14.8 million for the same period in 2001. Selling and marketing expenses, as a percentage of total revenues, were 80.3% for the three months ended June 30, 2002 and 75.3% for the same period in 2001. For the six-month periods ended June 30, 2002 and 2001, selling and marketing expenses as a percentage of total revenues were 80.9% and 70.0%, respectively. The increase in selling and marketing expenses resulted primarily from our investment in sales and marketing personnel and marketing programs. The number of sales personnel increased to 94 from 87, and the number of employees in marketing increased to 34 from 33 at June 30, 2002 and 2001, respectively. As a result of the restructuring action announced on July 3, 2002, we expect selling and marketing expenses to decrease between 10% and 15%.

     Research and development. Research and development expenses consist primarily of compensation and related expenses for our personnel and, to a lesser extent, independent contractors, who work on new products, enhancements to existing products and the implementation of our products in new languages and allocated corporate overhead costs. These expenses decreased by 9.5% to $4.2 million for the three-month period ended June 30, 2002 from $4.6 million for the same period in 2001. For the six-month period ended June 30, 2002, research and development expenses decreased 6.0% to $8.2 million from $8.7 million for the same period in 2001. The decrease was driven by the decreased usage of outside consultants on certain development projects, along with lower payroll and related costs for fewer personnel. The number of personnel involved in research and development decreased to 116 at June 30, 2002 from 121 at June 30, 2001. Research and development expenses as a percentage of total revenues were 43.0% and 45.1% for the three months ended June 30, 2002 and 2001, respectively. For the six-month periods ended June 30, 2002 and 2001, research and development expenses as a percentage of total revenues were 42.7% and 41.4%, respectively. As a result of the restructuring action announced on July 3, 2002, we expect research and development expenses to decrease between 20% and 25%.

     General and administrative. General and administrative expenses consist primarily of compensation for our administrative, financial and information technology personnel and company-wide professional fees, including recruiting, legal and accounting fees, as well as increases to our allowance for doubtful accounts. These expenses decreased 37.9% to $2.6 million for the three-month period ended June 30, 2002 from $4.2 million for the same period in 2001. For the six-month period ended June 30, 2002, general and administrative expenses decreased 23.7% to $5.8 million from $7.6 million for the same period in 2001. The decrease in spending for the three and six months ended June 30, 2002 compared to the same periods in 2001 was due to lower spending on outside legal fees, lower recruiting costs, lower travel related costs and lower bad debt expense. General and administrative expenses as a percentage of total revenues were 27.1% and 41.4% for the three months ended June 30, 2002 and 2001, respectively. For the six-month period ended June 30, 2002 and 2001, general and administrative expenses as a percentage of total revenues were 30.4% and 36.2%, respectively. As a result of the restructuring action announced on July 3, 2002, we expect general and administrative expenses to decrease between 10% and 15%.

     Non-cash stock compensation. Non-cash stock compensation charges are being recorded as identified components of professional services costs, selling and marketing expenses, research and development expenses and general and administrative expenses. In connection with the grant of certain options to employees through June 30, 2000, we recorded deferred stock compensation within stockholders' equity of $10.7 million, representing the difference between the estimated fair market value of the common stock for accounting purposes and the exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options. We recorded amortization of deferred stock compensation of $677,000 and $1,354,000 for the three and six months ended June 30, 2002 and 2001, respectively. As a result of the restructuring action announced on July 3, 2002, we expect that the amortization of deferred stock compensation will be approximately $470,000 per quarter through 2004. The expected decrease in stock compensation expense reflects the cancellation of unvested options held by terminated employees. In connection with the cancellations, we will reverse the remaining deferred compensation balance of approximately $1.1 million, during the third quarter of 2002, and record a decrease in additional paid-in capital.

     Sales and marketing expenses - non-cash stock compensation charges in the three month periods ended June 30, 2002 and 2001 also include non-cash stock compensation of $758,000 and $1,145,000, respectively, related to common stock issued to AOL and Net2Phone at below fair market value and to warrants issued to AOL. For the six-month periods ended June 30, 2002 and 2001 sales and marketing expenses - non-cash stock compensation include non-cash stock compensations of $1.5 million and $1.9 million, respectively, related to common stock issued to AOL and Net2Phone at below fair market value and to warrants issued to AOL. In accordance with EITF 01-09, deferred compensation is first recorded as an offset to cumulative revenue recognized from the respective customer. To the extent that amortization expense is in excess of cumulative revenue from the respective customer relationship, the excess amount is recognized as expense. Amounts reported in prior periods have been reclassified to conform to EITF 01-09 presentation.

     Amortization of intangible assets. On June 5, 2000, we entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of our common stock, we received development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts. In connection with this agreement we recorded $11.5 million for the acquired intellectual property and collaborative rights, equal to the fair market value of the common stock issued, which is being amortized over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights for the three and six months ended June 30, 2002 and 2001 was $958,000 and $1,916,000, respectively, for each period.

     On January 5, 2001, we acquired all of the outstanding capital stock of ETI. The purchase price of $18.8 million has been allocated to net tangible assets and liabilities acquired of ($196,000), completed technology of $5.6 million and goodwill of $13.4 million. The completed technology, reported as intangible assets, is being amortized on a straight-line basis through December 2005. For each three and six-month period ended June 30, 2002 and 2001, we recorded amortization expense for completed technology of $283,000 and $566,000, respectively. As of January 1, 2002, we ceased amortization of the goodwill in compliance with Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets; for the three and six months ended June 30, 2001, we recorded $669,000 and $1,338,000, respectively, of goodwill amortization. Under SFAS No. 142, we were required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis. As allowed by SFAS No. 142, we completed this transitional impairment analysis during the second quarter of 2002. A reporting unit is an operating segment, or one level below an operating segment, for which discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. As of June 30, 2002, we determined that we operate in one reporting unit. As a result, our impairment analysis was completed by comparing our consolidated book value to our fair market value, as determined by our common stock fair value. Future impairment analyses will be completed on the same basis. Based on the analysis completed, we determined that the goodwill recorded was not impaired, and as such, no impairment charge has been recorded. Additional impairment analyses will be completed at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired. In August 2002, our market value fell below our book value. To the extent that the market value remains below book value, we may be required to record an impairment of our goodwill and such amount may be material to our operating results.

     Interest income, interest expense and other income, net. Interest income was $276,000 for the three months ended June 30, 2002 and $1.1 million for the same period in 2001. Interest expense was $21,000 for the three months ended June 30, 2002 and $13,000 for the same period in 2001. For the six-month period ended June 30, 2002 and 2001, interest income was $576,000 and $2.6 million, respectively. For the six-month period ended June 30, 2002 and 2001, interest expense was $38,000 and $28,000, respectively. The decrease in interest income for the three and six months ended June 30, 2002 compared to the year earlier period was due to lower cash balances available for investing along with lower average interest rates earned on these investments. Other expenses include other non-operating costs, including local and state franchise taxes and foreign currency transaction gains and losses.

     Provision for income taxes. We recorded a provision for foreign income taxes of $27,000 and $94,000 for the three and six-month periods ending June 30, 2002, respectively. For the three and six-month periods ended June 30, 2001, a tax benefit of $45,000 and $19,000, respectively, was recorded related to a one-time credit for foreign taxes previously accrued.

Liquidity and Capital Resources

     From inception through July 31, 2000, we funded our operations primarily through private placements of convertible preferred stock totaling $60.0 million and, to a lesser extent, through bank borrowings and capital equipment lease financing. In August 2000, we raised approximately $109.0 million through the completion of our initial public offering of common stock and the concurrent private placements of common stock with AOL and Net2Phone. As of June 30, 2002, we had cash and cash equivalents of $46.3 million and marketable securities of $16.1 million. Our revolving line of credit provides for available borrowings up to $5.0 million, based upon certain eligible accounts receivable. As of June 30, 2002, there was $3.6 million available for borrowings under this line of credit, with $1.4 million committed under the line of credit for outstanding letters of credit. Any amounts borrowed under this facility would be due as of December 1, 2002. Under the financing arrangement, we are required to comply with certain financial covenants related to total tangible net worth. As of June 30, 2002, we were in compliance with these financial covenants. Based on our financial projections, we believe that we will continue to meet the financial covenants required in the financing agreement. Our operating activities resulted in net cash outflows of $16.1 million for the six months ended June 30, 2002 and $15.4 million for the same period in 2001. The operating cash outflows for these periods resulted primarily from our significant investment in research and development, sales and marketing and infrastructure.

     During the six-month period ended June 30, 2002, our investing activities included the redemption of $8.2 million of maturing marketable securities. During the six-month period ended June 30, 2001, our investing activities included the net purchase of $18.4 million of marketable securities. Capital expenditures for property and equipment were $1.8 million for the six-month period ended June 30, 2002 and $2.1 million for the same period in 2001. These capital expenditures consisted primarily of computer hardware for new employees and software costs related to upgrading our corporate infrastructure. During the six-month period ended June 30, 2001, our investing activities included the payment of $5.4 million for the acquisition of ETI, including acquisition-related costs.

     In December 2001, we entered into an equipment line of credit with a bank. Under this agreement, we obtained the right to draw down up to $6.0 million to finance purchases of fixed assets. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the annual prime rate (4.75% at June 30, 2002), which is payable monthly over a period of 36 months. During December 2001, we borrowed $1.8 million under this line with monthly payments beginning in January 2002 and ending December 2004. As of June 30, 2002, $1.5 million was outstanding under this facility. Under the financing agreement, we are obligated to comply with certain financial covenants related to total tangible net worth. As of June 30, 2002, we were in compliance with these financial covenants. Based on our financial projections, we believe that we will continue to meet the financial covenants required in the financing agreement.

     We had an equipment line of credit that we converted into a term loan in the amount of $1.5 million. The term loan bears interest at an annual rate of prime plus 0.75% (5.5% at June 30, 2002), and principal and interest under the term loan are payable in 36 monthly installments through September 2002. As of June 30, 2002, $69,000 was outstanding under this facility.

     Our financing activities generated cash of $326,000 and $573,000 for the six months ended June 30, 2002 and 2001, respectively. The issuance of common stock through stock option and warrant exercises generated net proceeds of $848,000 and $824,000, for the six months ended June 30, 2002 and 2001, respectively. Repayments of bank borrowings were $522,000 and $251,000 during the six months ended June 30, 2002 and 2001, respectively.

     As a result of the restructuring plan announced on July 3, 2002, we have commitments to pay severance and other termination benefits to terminated employees of approximately $2 million over the next six months, which we expect will be funded through working capital.

     As a result of our announced technology purchase from T-NETIX, Inc., we are committed to issue cash, common stock and assume a long-term commitment to an unrelated third party for a total of approximately $1.1 million beginning in July 2002, with the final payments due no later than January 2004.

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

Contractual Obligations

     The following table sets forth future payments that we are obligated to make under existing long-term debt and operating lease commitments as of June 30, 2002:


         Contractual Obligation                                               Payments Due by Period
                                                                                  (in thousands)
                                                                             2003 and        2005 and           2007
                                              Total            2002            2004            2006          and later
                                              -----            ----            ----            ----          ---------
         Long-Term Debt                     $ 1,571          $  670          $  901           $   --         $    --
         Operating Leases                    21,809           1,731           6,785            2,818          10,475
                                            -------          ------          ------           ------         -------
            Total Contractual Cash
            Obligations                     $23,380          $2,401          $7,686           $2,818         $10,475
                                            =======          ======          ======           ======         =======

Other Commercial Commitments

     The following table sets forth other financial commitments under existing banking arrangements as of June 30, 2002. We currently have standby letters of credit at a bank that are used as security deposits for various office leases. In the event of default on these lease commitments, the landlord would be eligible to draw down against their respective standby letter of credit. At present we are not in default on any of our leased facilities.


                   Other Commercial Commitments              Amount of Commitment Expiration by Period
                                                             -----------------------------------------
                                                                          (in thousands)
                                                                             2003 and        2005 and           2007
                                              Total            2002            2004            2006          and later
                                              -----            ----            ----            ----          ---------
         Standby Letters of Credit            $1,350            $164            $352              $47            $787
                                              ------            ----            ----              ---            ----



Royalty Commitments

     Under the terms of the ETI acquisition, we assumed the royalty commitments to IBM for the sale of software products developed under an agreement between ETI and IBM. Under the terms of the agreement, the maximum amount of royalties owed to IBM will be $5.0 million. As of December 31, 2001, we had reported the first two years of minimum royalties, totaling $500,000, due under this agreement. We are obligated to pay an annual minimum royalty of $50,000 to MIT for the sale of software products developed using their technology. The following table sets forth the future minimum royalties owed to IBM and MIT under these agreements, along with the royalty rates.


                                                                     Amount of Minimum Royalty Commitment by Period
                                                                     ----------------------------------------------
                                                                                     (in thousands)
         Royalty Commitments-                    Total          2002        2003         2004        2005      Thereafter
                                                 -----          ----        ----         ----        ----      ----------
         Royalty Rate-IBM                                        11%          12%         12%         12%            12%
                                                ------         ----         ----        ----        ----         ------
         Royalty Commitment - IBM               $1,000         $100         $200        $200        $500             --
                                                ------         ----         ----        ----        ----         ------
         Royalty Rate-MIT                                         1%           1%          1%          1%             1%
                                                ------         ----         ----        ----        ----         ------
         Royalty Commitment - MIT                 $205           $5          $50         $50         $50            $50
                                                ------         ----         ----        ----        ----         ------


Other Financial Commitments

     As a result of the restructuring plan announced on July 3, 2002, we have commitments to pay severance and other termination benefits to terminated employees of approximately $2 million over the next six months, which we expect will be funded through working capital.

     As a result of our announced technology purchase from T-NETIX, Inc., we are committed to issue cash, common stock and assume a long-term commitment to an unrelated third party for a total of approximately $1.1 million beginning in July 2002, with the final payments due no later than January 2004.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We will adopt SFAS 146 beginning in 2003 and we do not expect our adoption will have a material impact on our financial position or results of operations.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results may differ significantly from the results discussed in forward-looking statements. Important factors that could cause future results to differ materially from such expectations include: spending patterns of our domestic and international customers based upon economic conditions; the timing of sales of our products and services; market acceptance of our speech-activated systems; our reliance on a limited number of large orders for much of our revenue, including international orders; uncertainties related to current economic, political and national security conditions; our ability to develop new products and services in the face of rapidly evolving technology; our ability to effectively integrate operations of any acquired companies; the uncertainties related to our planned international operations; our ability to manage growth of our business; our ability to protect our intellectual property; our reliance on resellers and original equipment manufacturers for a significant portion of our sales; our ability to respond to competitive developments; and our reliance on attracting, retaining and motivating key technical and management personnel. These and other important factors are detailed in our filings with the Securities and Exchange Commission. As a result of these and other important factors, there can be no assurances that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

We have a history of losses and we expect to continue to incur net losses for the foreseeable future that may depress our common stock price.

     We had an accumulated deficit of $135.6 million at June 30, 2002, and we expect to incur net losses for the foreseeable future. Net losses were $22.8 million for the six months ended June 30, 2002, $46.8 million for the year ended December 31, 2001, $29.6 million for the year ended December 31, 2000 and $15.5 million for the year ended December 31, 1999. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability. We cannot be certain we will realize sufficient revenues to achieve profitability. Moreover, if we were to achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Any additional financing that we may require in the future may not be available at all or, if available, may be on terms unfavorable to us. Failure to achieve or maintain profitability may depress the market price of our common stock.

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

     Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of important factors are likely to cause these variations, including:

     o the timing of sales of our products and services, particularly in light of our dependence on a relatively small number of large orders, including international orders,

     o the timing of product implementations, particularly large client design projects,

     o    unexpected delays in introducing new products and services,

     o variation in capital spending budgets of our clients and potential clients,

     o variation in our expenses, whether related to sales and marketing, product development or administration,

     o    the mix of domestic and international sales,

     o deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects,

     o    the mix of product license and services revenue, and

     o    costs related to possible acquisitions of technology or businesses.

     Because of the volatility of our quarterly results and the difficulty in predicting our future performance, our operating results may fall below the expectations of analysts or investors and, as a result, the price of our common stock may decline.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructurings, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct.

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

     Due to the nature of our business, in any quarter we are dependent upon a limited number of orders that are relatively large in relation to our overall revenues. For example, one customer of ours accounted for 19.3% of our total revenue in 2001 and 16.1% of our total revenue in 2000. For the three months ended June 30, 2002, one customer of ours accounted for more than 10% of our total revenue. Our speech-activated products and services require significant expenditures by our clients and typically involve lengthy sales cycles. We may spend significant time and incur substantial expenses educating and providing information to prospective clients. Any failure to complete a sale to a prospective client during a quarter could result in revenues and operating results for the quarter that are lower than expected.

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

     Our growth and future operating results will depend, in part, on our ability to keep pace with:

     o    rapidly changing speech recognition and speech synthesis technology,

     o    evolving industry standards and practices,

     o frequent new speech-activated service and product introductions and enhancements, and

     o changing client requirements and preferences for their automated speech systems.

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

     Our international sales represented 19.3% of our revenue for the six months ended June 30, 2002, 9.4% of our revenue in 2001, 13.8% in 2000 and 2.6% in 1999. We expanded our direct and indirect international sales force in 2001 with the expectation of increasing international revenues. We have limited experience in international operations and international product and service sales, and there can be no assurance we will be successful in continuing to grow our international business. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

     o    difficulties and costs of staffing and managing foreign operations,

     o difficulties in establishing and maintaining an effective international reseller network,

     o the burden of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements,

     o    political and economic instability outside the United States,

     o    import or export licensing and product certification requirements,

     o tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries,

     o    potential adverse tax consequences, including higher marginal rates,

     o    unfavorable fluctuations in currency exchange rates, and

     o limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

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

If we do not manage our operations in accordance with changing economic conditions, our resources may be strained, which could harm our ability to become profitable.

     Our business operations have changed due to volatility in our industry. We experienced significant growth in the past. From December 31, 2000 to December 31, 2001 the number of our employees increased from 317 to 409. However, in July 2002, we reduced our workforce by approximately 17%. We may be required to expand or contract our business operations in the future, and as a result may need to expand or contract our management, operational, financial and human resources, as well as management information systems and controls, to respond to any such growth or contraction. Our failure to manage these types of changes would place a burden on our business and our management team, which could cause our business to suffer.

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

     In 2001, 55.7% of our sales were attributable to our resellers and original equipment manufacturers, or OEMs, especially InterVoice-BRITE which accounted for 19.3% of our sales in 2001. For the six months ended June 30, 2002 there were no customers that accounted for more than 10% of our total revenue. We intend to increase our sales through resellers in the future. As a result, we are in part dependent upon the continued success and viability of our resellers and OEMs, as well as their continued interest in selling our products. The loss of a key reseller or OEM or our failure to develop and sustain new reseller and OEM relationships could limit our ability to sustain and grow our revenues.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the 2002 annual meeting of stockholders of the Company (the "Annual Meeting") held on May 23, 2002, the following matters were acted upon by the stockholders of the Company:

1. The election of Axel Bichara and Richard Burnes as Class II directors for the ensuing three years;

2. Approval of an amendment to the Company's 2000 Employee, Director and Consultant Stock Plan increasing from 5,000,000 to 7,000,000 the number of shares of common stock authorized for issuance under such plan; and

3. Approval of an amendment to the Company's 2000 Employee Stock Purchase Plan increasing from 200,000 to 350,000 the number of shares of common stock authorized for issuance under such plan.

     The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 32,545,476. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are William J. O'Farrell, Stuart R. Patterson, Michael S. Phillips, Robert Finch and John C. Freker, Jr. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

-----------------------------------------------------------------------------------------------------------------
                                                                   Votes                              Broker
Matter                                        Votes For      Withheld/Against      Abstentions       Non-Votes
-----------------------------------------------------------------------------------------------------------------
Election of Directors:
-----------------------------------------------------------------------------------------------------------------
    Axel Bichara                               22,724,797         671,508             N/A                None
-----------------------------------------------------------------------------------------------------------------
    Richard Burnes                             22,724,797         671,508             N/A                None
-----------------------------------------------------------------------------------------------------------------
Approval of Amendment to the Company's          7,640,300       6,604,670          61,770           9,089,565
2000 Employee, Director and Consultant
Stock Plan
-----------------------------------------------------------------------------------------------------------------
Approval of Amendment to the Company's         13,526,985         716,922          62,833           9,089,565
2000 Employee Stock Purchase Plan
-----------------------------------------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         See Index to Exhibits attached hereto.


(b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SPEECHWORKS INTERNATIONAL, INC.

Dated: August 14, 2002                        By: /s/ Richard J. Westelman
                                              ----------------------------
                                              Richard J. Westelman
                                              Chief Financial Officer
                                              (Chief Accounting Officer)


                     STATEMENT PURSUANT TO 18 U.S.C. ss.1350

     Pursuant to 18 U.S.C. ss.1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of SpeechWorks International, Inc.

                                           By: /s/ Stuart R. Patterson
                                           ---------------------------
Dated:   August 14, 2002                   Stuart R. Patterson
                                           Chief Executive Officer and President


                                           By: /s/ Richard J. Westelman
                                           ----------------------------
Dated:  August 14, 2002                    Richard J. Westelman
                                           Chief Financial Officer

                               Index to Exhibits

10.1 Amended and Restated 2000 Employee, Director and Consultant Stock Plan (Filed as Appendix A to the Registrant's Definitive Proxy Statement on
      Schedule 14A for the Registrant's Annual Meeting of Stockholders held May 23, 2002 (File No. 000-31097), and incorporated herein by reference.

10.2  Amended and Restated 2000 Employee Stock Purchase Plan (Filed as
      Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A for the Registrant's Annual Meeting of Stockholders held May 23, 2002 (File No. 000-31097), and incorporated herein by reference.