Form 10-Q
period 2002-09-30
SPEECHWORKS INTERNATIONAL INC
filed 2002-11-14
CIK 1111345

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2002

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

     As of November 8, 2002, the registrant had 33,109,536 shares of common stock, par value $0.001 per share, outstanding.

================================================================================

                         SPEECHWORKS INTERNATIONAL, INC.
                                      INDEX

                                                                                                                      Page
                                                                                                                       No.
Part I--Financial Information

   Item 1.       Financial Statements (unaudited) ..................................................................
                 Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001 .........................    1

                 Consolidated Statement of Operations for the Three and Nine Months Ended September 30,
                 2002 and 2001 .....................................................................................    2

                 Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2002 and
                 2001 ..............................................................................................    3

                 Notes to Consolidated Financial Statements ........................................................    4

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations ........................................................................................    9

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk ........................................   31

     Item 4.     Controls and Procedures ...........................................................................   31

Part II--Other Information

     Item 2.     Changes in Securities and Use of Proceeds .........................................................   31

     Item 6.     Exhibits and Reports on Form 8-K ..................................................................   32

Signatures .........................................................................................................   33

                         SPEECHWORKS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                September 30,     December 31,
                                                                                               ---------------   --------------
                                                                                                    2002              2001
                                                                                               ---------------   --------------
                                                                                                 (UNAUDITED)
                                                                                                     (in thousands, except
                                                                                                       share information)
ASSETS
Current assets:
   Cash and cash equivalents ................................................................     $   46,026       $   55,534
   Marketable securities ....................................................................          8,203           24,264
   Accounts receivable, net of allowance for doubtful accounts of $1,009 and $1,428,
      respectively ..........................................................................         10,188           12,725
   Prepaid expenses and other current assets ................................................          2,509            2,207
                                                                                                  ----------       ----------
      Total current assets ..................................................................         66,926           94,730
Fixed assets, net ...........................................................................          6,168            6,719
Intangible assets, net ......................................................................          7,591           10,271
Goodwill ....................................................................................         10,707           10,707
Other assets ................................................................................          2,588            2,361
                                                                                                  ----------       ----------
      Total assets ..........................................................................     $   93,980       $  124,788
                                                                                                  ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................................     $      687       $    2,074
   Accrued compensation .....................................................................          1,541            3,574
   Accrued expenses .........................................................................          3,360            3,063
   Deferred revenue .........................................................................          7,820            6,125
   Current portion of notes payable .........................................................            628              892
                                                                                                  ----------       ----------
      Total current liabilities .............................................................         14,036           15,728
Notes payable, net of current portion .......................................................            751            1,201
                                                                                                  ----------       ----------
      Total liabilities .....................................................................         14,787           16,929
                                                                                                  ----------       ----------

Stockholders' equity:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued
      and outstanding .......................................................................             --               --
   Common stock, $0.001 par value; 100,000,000 shares authorized; 32,992,755, and
      32,347,954 shares issued and outstanding, respectively ................................             33               32
   Additional paid-in capital ...............................................................        234,994          234,563
   Deferred stock compensation ..............................................................         (6,896)         (13,889)
   Accumulated other comprehensive loss .....................................................             (1)             (46)
   Accumulated deficit ......................................................................       (148,937)        (112,801)
                                                                                                  ----------       ----------
      Total stockholders' equity ............................................................         79,193          107,859
                                                                                                  ----------       ----------
      Total liabilities and stockholders' equity ............................................     $   93,980       $  124,788
                                                                                                  ==========       ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                         SPEECHWORKS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                         Three Months            Nine Months
                                                                                            Ended                   Ended
                                                                                         September 30,           September 30,
                                                                                    ----------------------  -----------------------
                                                                                       2002        2001        2002         2001
                                                                                    ----------  ----------  ----------   ----------
                                                                                          (in thousands, except per share data)
Revenues:
   Product licenses ............................................................    $    3,070  $    6,908  $   12,681   $   18,806
   Professional services .......................................................         4,519       3,875      14,754       12,148
   Other revenues ..............................................................           964         848       1,629        2,699
   Non-cash stock compensation .................................................          (954)       (686)     (2,260)      (1,604)
                                                                                    ----------  ----------  ----------   ----------
      Total revenues ...........................................................         7,599      10,945      26,804       32,049
                                                                                    ----------  ----------  ----------   ----------

Cost of revenues:
   Cost of product licenses ....................................................            75         145         220          272
   Cost of professional services--non-cash stock compensation ..................           123         154         431          462
                                --all other expenses ...........................         3,184       3,161       9,825       10,190
   Cost of other revenues ......................................................           859         697       1,422        2,200
   Amortization of completed technology ........................................           343         283         909          849
                                                                                    ----------  ----------  ----------   ----------
      Total cost of revenues ...................................................         4,584       4,440      12,807       13,973
                                                                                    ----------  ----------  ----------   ----------
Gross profit ...................................................................         3,015       6,505      13,997       18,076
                                                                                    ----------  ----------  ----------   ----------
Operating expenses:
   Selling and marketing-- non-cash stock compensation .........................           462         979       2,486        3,391
                        -- all other expenses ..................................         6,635       7,797      22,166       22,567
   Research and development-- non-cash stock compensation ......................           133         140         413          420
                           -- all other expenses ...............................         3,376       4,335      11,577       13,062
   General and administrative-- non-cash stock compensation ....................            78         106         290          318
                             -- all other expenses .............................         2,885       4,075       8,715       11,712
   Amortization of intangible assets ...........................................           958       1,627       2,874        4,881
   Restructuring costs .........................................................         2,066          --       2,066           --
                                                                                    ----------  ----------  ----------   ----------
      Total operating expenses .................................................        16,593      19,059      50,587       56,351
                                                                                    ----------  ----------  ----------   ----------
Loss from operations ...........................................................       (13,578)    (12,554)    (36,590)     (38,275)
Interest income ................................................................           234         784         810        3,339
Interest expense ...............................................................           (19)        (10)        (57)         (38)
Other expenses, net ............................................................             7        (154)       (222)        (325)
                                                                                    ----------  ----------  ----------   ----------
Loss before income taxes .......................................................       (13,356)    (11,934)    (36,059)     (35,299)
Provision (benefit) for income taxes ...........................................           (17)         42          77           23
                                                                                    ----------  ----------  ----------   ----------
Net loss .......................................................................    $  (13,339) $  (11,976) $  (36,136)  $  (35,322)
                                                                                    ==========  ==========  ==========   ==========
Basic and diluted net loss per common share ....................................    $    (0.41) $    (0.37) $    (1.11)  $    (1.11)
Shares used in computing basic and diluted net loss per common share ...........        32,869      32,153      32,632       31,867

   The accompanying notes are an integral part of these consolidated financial statements.

                         SPEECHWORKS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                ----------------------
                                                                                                    2002      2001
                                                                                                ----------- ----------
                                                                                                   (in thousands)
Cash flows from operating activities:
Net loss ....................................................................................   $(36,136)     $(35,322)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...........................................................      2,420         2,202
    Amortization of intangible assets .......................................................      3,783         5,730
    Stock compensation expense ..............................................................      5,880         6,195
    Provision for doubtful accounts .........................................................        181           836
    Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable .................................................................      2,356        (1,701)
        Prepaid expenses and other current assets ...........................................       (302)         (439)
        Other assets ........................................................................       (227)         (152)
        Accounts payable ....................................................................     (1,387)        1,188
        Accrued compensation ................................................................     (2,033)       (1,973)
        Accrued other expenses ..............................................................       (101)         (425)
        Deferred revenue ....................................................................      1,695           (67)
                                                                                                --------      --------
          Net cash used in operating activities .............................................    (23,871)      (23,928)
                                                                                                --------      --------

Cash flows from investing activities:
Purchases of fixed assets ...................................................................     (1,869)       (2,739)
Cash paid to acquire business, including acquisition costs, net of cash acquired ............       (360)       (5,379)
Purchases of marketable securities ..........................................................         --       (69,606)
Maturities of marketable securities .........................................................     16,084        45,255
                                                                                                --------      --------
          Net cash provided by (used in) investing activities ...............................     13,855       (32,469)
                                                                                                --------      --------

Cash flows from financing activities:
Principal payments on notes payable .........................................................       (714)         (375)
Proceeds from exercise of common stock options and warrants .................................      1,200         1,443
                                                                                                --------      --------
          Net cash provided by financing activities .........................................        486         1,068
                                                                                                --------      --------
Effects of changes in exchange rates on cash ................................................         22           (26)
                                                                                                --------      --------
          Net decrease in cash and cash equivalents .........................................     (9,508)      (55,355)
Cash and cash equivalents, beginning of period ..............................................     55,534        99,203
                                                                                                --------      --------
Cash and cash equivalents, end of period ....................................................   $ 46,026      $ 43,848
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

                         SPEECHWORKS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

      The unaudited consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any future periods. Certain amounts in the prior year's financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on reported net loss. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 contained in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Net Loss Per Share

      Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. There is no difference between basic and diluted net loss per share for all periods presented since potential common shares from the exercise of common stock options and warrants were anti-dilutive for all periods presented. The calculation of diluted net loss per common share for the three- and nine-month periods ended September 30, 2002 and 2001 does not include 7,360,128 and 6,815,459 potential shares of common stock equivalents, respectively, related to outstanding common stock options and warrants.

3. Comprehensive Loss

      For the three and nine months ended September 30, 2002 and 2001, total comprehensive loss was as follows:

                                                   Three Months Ended      Nine Months Ended
                                                     September 30,            September 30,
                                                  ---------------------  ---------------------
                                                     2002       2001        2002        2001
                                                     ----       ----        ----        ----
Net loss                                          $(13,339)  $(11,976)    $(36,136)  $(35,322)

Other comprehensive income (loss):
    Changes in unrealized gain (loss) on
        marketable securities                           25        (15)          23         (5)
    Foreign currency translation adjustment             (3)        20           22        (27)
                                                  ---------  --------     --------   --------

Total other comprehensive loss                          22          5           45        (32)
                                                  --------   --------     --------   --------

Total comprehensive loss                          $(13,317)  $(11,971)    $(36,091)  $(35,354)
                                                  ========   ========     ========   ========

4.  Deferred Stock Compensation

      In connection with the sale of common stock in private placements to America Online ("AOL") and Net2Phone, concurrent with the Company's initial public offering in August 2000, the Company recorded deferred stock compensation within stockholders' equity of $5.4 million. This amount represents the difference between the price of the common stock of the Company sold in the public offering of $20.00 per share and the $12.46 per share price paid by AOL and Net2Phone. Additionally, on June 30, 2000, SpeechWorks issued a warrant to purchase 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. The estimated value of this warrant upon its issuance, utilizing the Black-Scholes valuation model, of $11.2 million was recorded as deferred stock compensation within stockholders' equity. The aggregate amount of $16.6 million is presented as a reduction of stockholders' equity and was being amortized to the statement of operations over the three-year term of the concurrently entered arrangements. Prior to January 1, 2002, in each reporting period, the amortization of the common stock issued below fair market value was reflected first as a reduction of revenues resulting from the arrangements during the reporting period. To the extent that the amortization exceeded such revenues, the residual was reflected as selling and marketing - non-cash stock compensation expense. The amortization of the warrant value was recognized as selling and marketing - non-cash stock compensation expense.

      Effective January 1, 2002, SpeechWorks adopted Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09"). EITF 01-09 addresses whether a vendor should recognize consideration, including equity instruments, given to a customer as an expense or an offset to revenue being recognized from that same customer. Consideration given to a customer is presumed to be a reduction of revenue unless both the following conditions are met:

      . SpeechWorks receives an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer's purchase of SpeechWorks' products and services such that SpeechWorks could have purchased the products from a third party, and

      . SpeechWorks can reasonably estimate the fair value of the benefit received.

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

      Upon adopting EITF 01-09, SpeechWorks determined that the AOL and Net2Phone arrangements were required to be accounted for in accordance with EITF 01-09. The Company determined that these arrangements did not meet the condition that a sufficiently separable benefit had been received from AOL and Net2Phone; accordingly, recognition of the consideration must be recorded as a reduction of cumulative revenue from the respective customer. Since SpeechWorks had recognized cumulative revenue under these arrangements as of September 30, 2001 in excess of amounts previously recorded as a revenue offset, for the three and nine months ended September 30, 2001, SpeechWorks reclassified an additional $398,000 and $775,000, respectively, of previously recognized selling and marketing non-cash stock compensation expense as an offset to revenue resulting in a total offset of $686,000 and $1,604,000, respectively. For the three and nine months ended September 30, 2002, the Company recognized $954,000 and $2,260,000, respectively, as an offset to revenue associated with these arrangements, in accordance with EITF 01-09. Amounts of $306,000 and $1,778,000, which exceeded the amounts of cumulative revenue recognized under the arrangements during the three and nine months ended September 30, 2002, respectively, and amounts of $703,000 and $2,564,000 during the three and nine months ended September 30, 2001, respectively, were included as selling and marketing non-cash stock compensation expense.

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

5.    Intangible Assets and Goodwill

      The following table summarizes intangible assets:

                                                     September 30, 2002        December 31, 2001
                                                  ------------------------  -----------------------
                                                                    (in thousands)
                                                   Gross                     Gross
                                                  Carrying     Accumulated  Carrying    Accumulated
                                                   Amount     Amortization   Amount    Amortization
                                                  -------------------------------------------------
      Acquired intellectual property and
         collaborative rights .................   $ 11,497      $  8,623    $ 11,497       $  5,748
      Completed technology ....................      6,757         2,040       5,653          1,131
                                                  -------------------------------------------------
                                                  $ 18,254      $ 10,663    $ 17,150       $  6,879
                                                  =================================================

      On June 5, 2000, the Company entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of the Company's common stock, the Company received royalty-free, perpetual development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts. In connection with this agreement, the Company recorded $11,497,000 of acquired intellectual property and collaborative rights, equal to the fair value of the common stock issued, which is being amortized on a straight-line basis over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights was $958,000 and $2,874,000 for each three and nine month period ended September 30, 2002 and 2001, respectively.

      On January 5, 2001, the Company acquired all of the outstanding capital stock of Eloquent Technology, Inc. ("ETI"), a supplier of speech synthesis, or text-to-speech technology. In connection with the acquisition, the Company paid $5,250,000 in cash and issued 299,873 shares of its common stock valued at $13,457,000. Additionally, the Company incurred acquisition-related costs of $132,000, which are included in the total purchase price for accounting purposes. The acquisition was accounted for using the purchase method of accounting. Accordingly, the fair market values of the acquired assets and assumed liabilities have been included in the Company's consolidated financial statements as of the acquisition date, and the results of operations of ETI have been included in the Company's consolidated financial statements thereafter. The purchase price of $18,839,000 was allocated to net tangible assets and liabilities acquired of ($196,000), completed technology of $5,653,000 and goodwill of $13,382,000. The completed technology, reported as intangible assets, is being amortized on a straight-line basis through December 2005. For each three and nine month period ended September 30, 2002 and 2001, the Company recorded amortization expense for completed technology of $283,000 and $849,000, respectively.

      On July 22, 2002, the Company acquired certain technology and patent rights related to speaker verification from SpeakEZ, Inc., a wholly owned subsidiary of T-NETIX, Inc. In connection with the acquisition, the Company paid $360,000 in cash and issued 120,924 shares of its common stock (valued at $345,000 as of July 22, 2002); the Company is obligated to pay an additional $40,000 and issue an additional 13,436 shares of its common stock (valued at $38,000 as of July 22, 2002) on December 31, 2003, provided there has been no breach of any representations or warranties by the seller, as set forth in the purchase and sale agreement. Additionally, the Company assumed certain liabilities totaling $320,000. The Company has allocated the entire purchase price of $1.1 million to completed technology. The completed technology, reported as an intangible asset, is being amortized on a straight-line basis through July 2005. For the three months ended September 30, 2002, the Company recorded amortization expense of $60,000.

      As of January 1, 2002, the Company ceased amortization of goodwill in compliance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. For the three and nine months ended September 30, 2001, the Company recorded $669,000 and $2,007,000, respectively, of goodwill amortization. Under

SFAS 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis. As allowed by SFAS 142, the Company completed this transitional impairment analysis during the second quarter of 2002. A reporting unit is an operating segment, or one level below an operating segment, if discrete financial information is prepared and regularly reviewed by management, in which case such component is a reporting unit. The Company has determined that it operates as one reporting unit. As a result, the Company's impairment analysis during the second quarter of 2002 was completed by comparing the Company's consolidated book value to its fair market value, as determined by its common stock fair value as of January 1, 2002. Future impairment analyses will be completed on the same basis. Based on the analysis completed, the Company determined that the goodwill recorded was not impaired, and as such, no impairment charge has been recorded. Additional impairment analyses will be completed at least annually, including as of December 31, 2002, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired. In October 2002, the Company's market value fell below its book value. If the market value remains below the book value, the Company may be required to record an impairment of its goodwill and such amounts may have a material adverse effect on its operating results.

         The Company expects quarterly amortization of all intangible assets to be $1.3 million through the quarter ending June 30, 2003; thereafter, the Company expects quarterly amortization to be $375,000 through the quarter ending December 31, 2005.

         The following summary reflects the results of operations as if SFAS 142 had been applicable at the beginning of the periods presented:

                                                                    Three months ended         Nine months ended
                                                                       September 30,             September 30,
                                                                   ---------------------     ---------------------
                                                                     2002         2001         2002         2001
                                                                     ----         ----         ----         ----
                                                                        (in thousands, except per share data)
            Reported net loss                                      $ (13,339)   $(11,976)    $(36,136)    $(35,322)
            Goodwill amortization                                         --         669           --        2,007
                                                                   -----------------------------------------------
            Adjusted net loss                                      $ (13,339)   $(11,307)    $(36,136)    $(33,315)
                                                                   ===============================================

            Reported basic and diluted net loss per common share   $   (0.41)   $  (0.37)    $  (1.11)    $  (1.11)
            Goodwill amortization                                         --        0.02           --         0.06
                                                                   -----------------------------------------------
            Adjusted basic and diluted net loss per common share   $   (0.41)   $  (0.35)    $  (1.11)    $  (1.05)
                                                                   ===============================================

6.  Reimbursable Out-Of-Pocket Expenses

         Effective January 1, 2002, the Company adopted EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred ("EITF 01-14"). EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations with offsetting costs recorded as costs of revenue. The Company's out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, mileage, hotel stays and out-of-town meals. Upon adoption of EITF 01-14, the Company reclassified all prior periods to conform to the current year presentation. As a result of adoption of EITF 01-14, the Company has included $123,000 and $267,000 during the three and nine months ended September 30, 2002, respectively, as well as $131,000 and $363,000 during the three and nine months ended September 30, 2001, respectively, in professional service revenues, with an equal amount in professional services cost of revenues, for reimbursable out-of-pocket expenses.

7.  Restructuring Costs

         On July 3, 2002, the Company announced a restructuring plan to decrease costs over the next four quarters, including a reduction of our worldwide workforce by approximately 17%, or 71 employees. In connection with this plan, the Company recorded a $2.1 million charge to operating expenses during the quarter ended September 30, 2002, relating primarily to severance and related costs of terminated employees. The Company paid out $1.7 million of these costs during the three months ended September 30, 2002. The majority of the unpaid costs at September 30, 2002 will be paid in the current fiscal quarter and will be funded from working capital.

As a result of the restructuring, the Company reversed remaining deferred compensation balances associated with unvested stock options held by terminated employees of $1.1 million, resulting in a decrease to additional paid-in capital.

8.  Recent Accounting Pronouncements

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company will adopt SFAS 146 beginning in 2003 and does not expect that its adoption will have a material impact on its financial position or results of operations.

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

         This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results over the balance of the year, regarding expense trends, cash positions and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, even if our estimates change. Important factors that could cause future results to differ materially from such expectations include: spending patterns of our domestic and international customers based upon economic conditions; the timing of sales of the Company's products and services; market acceptance of the Company's speech-activated technology solutions; the Company's reliance on a limited number of large orders for much of its revenue, including international orders; uncertainties related to current economic, political and national security conditions; the Company's ability to develop new products and services in the face of rapidly evolving technology; the Company's ability to effectively integrate operations of any acquired companies; the uncertainties related to the Company's planned international operations; the Company's ability to manage growth of its business; the Company's ability to protect its intellectual property; the Company's reliance on resellers and original equipment manufacturers for a significant portion of its sales; the Company's ability to respond to competitive developments; and the Company's reliance on attracting, retaining and motivating key technical and management personnel. These and other important factors are further detailed later in this Form 10-Q and in the Company's previous filings with the Securities and Exchange Commission. As a result of these and other important factors, there can be no assurances that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

Overview

         We are a leading provider of software products and professional services that enable enterprises, carriers and voice portals to offer automated, speech-activated services over any telephone. With our network-based speech recognition solutions, consumers can direct their own calls, obtain information and conduct transactions automatically, simply by speaking naturally over any telephone, anytime. With our network-based text-to-speech ("TTS") solutions, consumers can experience natural sounding synthesized speech that supports a number of applications, including unified messaging. With our embedded technologies in both speech recognition and TTS, SpeechWorks can enable automobile and device manufacturers to support both speech recognition and TTS on the device or in the automobile itself. Our speaker verification technology allows companies to increase the security of their applications by authenticating the identity of callers.

         For network-based speech applications, we currently offer the OpenSpeech product suite, a line of speech recognition solutions for over-the-telephone applications designed to meet industry standards, with specific tuning for high performance over wireless networks. The OpenSpeech Product line includes the OpenSpeech Recognizer; OpenSpeech DialogModules, building blocks that support VoiceXML standards; OpenSpeech Platform Integration Kit, a `get started' toolkit for platform partners to accelerate support for VoiceXML; OpenSpeech Server, a standards-based client-server architecture; OpenSpeech Insight, a graphical tuning tool for reporting and analysis by developers and operators. In addition to the OpenSpeech line, we offer our industry leading legacy recognizer, SpeechWorks 6.5, and the SpeechSite package. Our TTS, or speech synthesis network-based solution, Speechify, allows callers to hear text read to them by a computer in a natural sounding voice. Finally, we offer a speaker verification solution, called SpeechSecure, which authenticates callers by their unique voiceprint. We complement our suite of network-based products with a professional services organization that offers a range of services, including application development and project management.

         Suitable for incorporation in mobile devices, automobiles and set-top boxes, we offer our embedded speech technology product, Speech2Go, a recognizer that supports a 1,000 word vocabulary with a footprint under 8MB. Our embedded TTS products include ETI-Eloquence and Speechify Solo. Both of these products offer high quality, natural sounding voices in a compact, efficient memory footprint.

         Since shipping our first products in 1996, we have received numerous awards for our product capabilities and our industry leadership, including Industry Week's Technology of the Year Award and Frost & Sullivan's Market Strategy Leadership Award. To date, we have licensed our software to more than 500 clients worldwide in a variety of industries including retail, financial services, pharmaceuticals, telecommunications, technology, distribution and travel. Our clients include America Online, Amtrak, AT&T, Bell Canada, Continental Airlines, Convergys, CSFB, E*TRADE, GMAC Commercial Mortgage, Hyundai Securities, McKessonHBOC, National Weather Service, NetByTel, Nortel Networks, The Hartford Insurance, United Airlines, Wachovia Corporation and Yahoo.

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

         For the three months ended September 30, 2002, two customers each accounted for greater than 10% of our total revenue. For the three months ended September 30, 2001, a different customer accounted for greater than 10% of our total revenue. For the nine months ended September 30, 2002, no customer accounted for greater than 10% of our total revenue; for the nine months ended September 30, 2001, one customer accounted for greater than 10% of our total revenue. International revenues represented 30.0% and 22.5% of total revenues for the three and nine months ended September 30, 2002, respectively, and 7.9% and 10.0% of total revenues for the three and nine months ended September 30, 2001, respectively.

         Prior to January 1, 2002, general and administrative expenses included all occupancy-related expenses and all depreciation expense. Effective January 1, 2002, we are allocating these shared costs to cost of professional services, selling and marketing expense and research and development expense, based upon employee headcount in these areas. We believe that this more accurately reflects our results of operations. Prior year financial statements amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on reported net loss.

         Our cost of revenue consists of the cost of our product licenses, cost of professional services and cost of resold hardware and services, including SpeechSite hardware. Cost of product licenses consists of royalties that we pay to Massachusetts Institute of Technology and International Business Machines that are equal to a percentage of our product license revenue for automated speech recognition and certain text-to-speech products, respectively, as well as royalties paid to other vendors under specific technology licensing arrangements. Cost of professional services revenue consists of our direct labor and related benefits costs for project teams, taxes, project-specific travel expenses and allocated corporate overhead costs. Cost of other revenue consists of the cost of third-party hardware, which we resell, and payments to the third-party providers of outsourced facilities management services and SpeechSite hardware. Amortization of purchased technology represents expense recognition of technology acquired in the purchase of Eloquent Technology, Inc. ("ETI") in January 2001 and technology acquired from SpeakEZ in July 2002. The ETI technologies are being amortized over their expected useful life of 60 months, while the SpeakEZ technology is being amortized over 36 months.

         Our selling and marketing expenses consist primarily of compensation and related expenses, sales commissions and travel expenses, along with other marketing expenses, including advertising, trade shows, public relations, direct mail campaigns, seminars and other promotional expenses and allocated corporate overhead costs. Our research and development expenses consist primarily of compensation and related expenses for our personnel and, to a lesser extent, independent contractors, who work on new products, enhancements to existing products and the implementation of our products in new languages, and allocated corporate overhead costs. Our general and administrative expenses consist primarily of compensation for our administrative, financial and information technology personnel and company-wide professional fees, including recruiting, legal and accounting fees, as well as changes to our allowance for doubtful accounts.

         We receive interest income by investing the proceeds that we raised in our initial public offering. Interest expense is incurred primarily from amounts we owe under our line of credit and capital equipment lines of credit.

         Due to our operating losses, we have recorded no provision or benefit for U.S. federal or state income taxes for any period since our inception. Based on earnings of our foreign subsidiaries, we generally record a provision for foreign income taxes. As of December 31, 2001, we had $47.3 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. Our ability to use these net operating losses in future periods is not sufficiently assured and, therefore, these tax assets are carried at no value on the balance sheet.

         On July 3, 2002, we announced a restructuring plan to decrease costs over the next four quarters, including a reduction of our worldwide workforce by approximately 17%, or 71 employees. In connection with this plan, we recorded a $2.1 million charge to operating expenses during the quarter ended September 30, 2002, relating primarily to severance and related costs of terminated employees.

         Based upon cash savings expected from the restructuring plan that we put in place during the quarter ended September 30, 2002, we believe that existing cash and cash equivalents and marketable securities and borrowings available under our bank financing agreements will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Management has the ability to implement additional actions to further reduce costs. In the event we require additional financing, we believe that we would be able to obtain such funding, however, there can be no assurances that we would be successful in doing so or that we could do so on terms favorable to us.

Critical Accounting Policies and Significant Judgments and Estimates

         Our critical accounting policies and estimates are as follows:
         . Revenue recognition;
         . Estimating valuation allowances, specifically the allowance for doubtful accounts;
         . Valuation of long-lived and intangible assets and goodwill;
         . Acquisition accounting; and
         . Stock compensation accounting.

         Revenue recognition. We derive our revenue from three sources. We sell product licenses, either directly to clients or through third-party distribution channels. To support the sale, installation and operation of our products, we also provide professional services, consisting of developing custom software applications, user interface design consulting, project management, training, maintenance and technical support. We resell hardware products made by third parties, including products such as voice-processing equipment that runs our software, as well as facilities management services that are provided by third-party call-centers. We resell hardware or facilities management services when clients expressly request that we do so and therefore, such revenue is considered other revenue.

         We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-9, and the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. We recognize revenue from the licensing of software, provided that no significant obligations remain, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured, as follows:

         . When we license our software and do not provide any professional services, we recognize the license revenue when we ship the software to the client.

         . When OEM's license our software, we receive a royalty. We recognize the revenue from these royalties upon delivery to the third party when such information is available, or when the OEM making the sale notifies us.

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

     . When we provide professional services for a fixed fee, we recognize revenue from the fees for such services and any related software licenses as we complete the project using the percentage-of-completion method. We determine the percentage-of-completion by comparing the labor hours we have incurred to date to our estimate of the total labor hours required to complete the project based on regular discussions with our project managers. This method is used because we consider expended labor hours to be the most reliable, available measure of progress on these projects. Adjustments to contract estimates are made in the periods in which facts resulting in a change become known. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

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

     When we resell hardware, we recognize the revenue when the hardware is delivered. We recognize the revenue from resold facilities management services in the period that the services are provided.

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

     We assess collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer by reviewing credit reports from Dun and Bradstreet, as well as bank and trade references. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Significant judgments and estimates are involved in assessing the collectibility of customer transactions. Different assumptions could yield materially different results.

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

     Identifying transactions that are within the scope of EITF 01-09, determining whether those transactions meet the criteria for recognition as an expense and determining the methodology of cost recognition associated with these arrangements requires us to make significant judgments. If we reached different conclusions, reported revenue could be materially different. See stock compensation accounting section below for a summary of transactions which are accounted for under EITF 01-09.

     Allowance for doubtful accounts. Management must make estimates of any uncollectibility of our accounts receivable resulting from the inability of our customers to make payments. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We record the allowance for doubtful accounts on a specific identification basis. If the financial condition of our customers deteriorates after entering into a revenue arrangement resulting in an impairment of their ability to make payments beyond that estimated by management, additional allowances may be required. Our accounts receivable balance was $10.2 million and $12.7 million, net of allowance for doubtful accounts of $1.0 million and $1.4 million, as of September 30, 2002 and December 31, 2001, respectively.

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

     When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. For impairment tests of goodwill, we compare our consolidated book value to our fair market value, as determined by the market value of our common stock. We use this method since management has assessed that we operate in one reporting unit. Net intangible assets, long-lived assets, and goodwill amounted to $24.5 million and $27.7 million as of September 30, 2002 and December 31, 2001, respectively.

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

     On July 22, 2002, we acquired certain technology and patent rights related to speaker verification from SpeakEZ, Inc., a wholly owned subsidiary of T-NETIX, Inc. We allocated the entire purchase price of $1.1 million to completed technology. The completed technology, reported as an intangible asset, is being amortized on a straight-line basis through July 2005. Significant judgments and estimates are involved in determining the fair market value of assets acquired and their useful lives. Different assumptions could yield materially different results.

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

     On June 30, 2000, we issued a warrant to purchase up to 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. In accordance with EITF 96-18, the estimated value of this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $11.2 million, which is being amortized over the three-year term of the agreement. The warrant, which has an exercise price of $12.46 per share, became exercisable upon the earlier of June 30, 2002 or in three equal installments upon the achievement of certain performance targets. The warrant may be exercised at the option of the holder, in whole or in part, at any time on or before the fifth anniversary from the date that portion of the warrant becomes exercisable. As of December 31, 2000, in accordance with the original terms of the warrant, AOL exercised a portion of their warrant for the purchase of 510,281 shares of common stock in a cashless exercise, resulting in the Company issuing 365,248 shares of common stock. As of September 30, 2002 the remaining warrant to purchase up to 255,141 shares of common stock was outstanding and exercisable.

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

     As discussed above, we adopted EITF 01-09 when it became effective on January 1, 2002 and determined that our arrangements with AOL and Net2Phone were required to be accounted for in accordance with EITF 01-09. We determined that these arrangements did not meet the condition that a sufficiently separable benefit had been received from AOL and Net2Phone; accordingly, recognition of the consideration must be recorded as a reduction of cumulative revenue from the respective customer. Since we had recognized cumulative revenue under these arrangements as of September 30, 2001 in excess of amounts previously recorded as a revenue offset, for the three and nine months ended September 30, 2001, we reclassified an additional $398,000 and $775,000, respectively, of previously recognized selling and marketing non-cash stock compensation expense as an offset to revenue resulting in a total offset of $686,000 and $1,604,000, respectively. For the three and nine months ended September 30, 2002, we recognized $954,000 and $2,260,000, respectively, as an offset to revenue associated with these arrangements, in accordance with EITF 01-09. Amounts of $306,000 and $1,778,000, which exceeded the amounts of cumulative revenue recognized under each of the arrangements during the three and nine months ended September 30, 2002, respectively, and amounts of $703,000 and $2,564,000 during the three and nine months ended September 30, 2001, respectively, were included as selling and marketing non-cash stock compensation expense.

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

                                                                             Three Months          Nine Months
                                                                                 Ended                Ended
                                                                             September 30,        September 30,
                                                                          ------------------    ------------------
                                                                            2002       2001       2002       2001
                                                                          -------    -------    -------    -------
Revenues:
   Product licenses .................................................          41%        63%        47%        59%
   Professional services ............................................          59         35         55         38
   Other revenues ...................................................          13          8          6          8
   Non-cash stock compensation ......................................         (13)        (6)        (8)        (5)
                                                                          -------    -------    -------    -------
      Total revenues ................................................         100%       100%       100%       100%
                                                                          -------    -------    -------    -------

Cost of revenues:
   Cost of product licenses .........................................           1          1          1          1
   Cost of professional services -- non-cash stock compensation .....           1          1          2          1
                                 -- all other expenses ..............          42         29         37         32
   Cost of other revenues ...........................................          11          7          5          7
   Amortization of completed technology .............................           5          3          3          3
                                                                          -------    -------    -------    -------
      Total cost of revenues ........................................          60         41         48         44
                                                                          -------    -------    -------    -------
Gross profit ........................................................          40         59         52         56
                                                                          -------    -------    -------    -------
Operating expenses:
   Selling and marketing -- non-cash stock compensation .............           6          9          9         11
                         -- all other expenses ......................          87         71         83         70
   Research and development -- non-cash stock compensation ..........           2          1          2          1
                            -- all other expenses ...................          44         40         43         41
   General and administrative -- non-cash stock compensation ........           1          1          1          1
                              -- all other expenses .................          38         37         32         36
   Amortization of intangible assets ................................          13         15         11         15
   Restructuring costs ..............................................          27         --          8         --
                                                                          -------    -------    -------    -------
      Total operating expenses ......................................         218        174        189        175
                                                                          -------    -------    -------    -------
Loss from operations ................................................        (178)      (115)      (137)      (119)
Interest income .....................................................           3          7          3         10
Interest expense ....................................................          --         --         --         --

Other expenses, net ....................................           --         (1)        (1)        (1)
                                                              -------    -------    -------    -------
Loss before income taxes ...............................         (175)      (109)      (135)      (110)
Provision (benefit) for income taxes ...................           --         --         --         --
                                                              -------    -------    -------    -------
Net loss ...............................................         (175)%     (109)%     (135)%     (110)%
                                                              =======    =======    =======    =======

Comparison of the Three and Nine Months Ended September 30, 2002 and 2001

     Total revenues. Our total revenues, including reductions for non-cash stock compensation, decreased by 30.6% to $7.6 million for the three-month period ended September 30, 2002 from $10.9 million for the same period in 2001. For the nine-month period ended September 30, 2002, our total revenues, including reductions for non-cash stock compensation, decreased by 16.4% to $26.8 million from $32.0 million for the same period in 2001. International revenues increased by 163.8% to $2.3 million for the three-month period ended September 30, 2002 from $863,000 in the same period in 2001. For the nine-month period ended September 30, 2002, international revenues increased 87.8% to $6.0 million from $3.2 million in the same period in 2001. International revenue was 30.0% and 22.5% of our total revenue for the three and nine months ended September 30, 2002, respectively, and 7.9% and 10.0% of total revenues for the three and nine months ended September 30, 2001, respectively. The increase in international revenue reflects the growing acceptance of speech recognition software in markets outside of the United States. We anticipate that international revenues will represent 15% to 25% of our total revenues in the future, once economic conditions improve.

     Revenues from product licenses. Revenues from the licensing of proprietary software decreased 55.6% to $3.1 million for the three-month period ended September 30, 2002 from $6.9 million in the same period in 2001. For the nine-month period ended September 30, 2002, revenues from product licenses decreased 32.6% to $12.7 million from $18.8 million in the same period in 2001. This decline in product licenses revenues resulted primarily from a slowdown in the economy, most noticeably in the carrier market, as telecommunication companies continue to report downturns in their businesses. Additionally, there was a decline in demand from one reseller, who previously had accounted for over 10% of our total revenue for the three and nine month periods ended September 30, 2001. There were two different customers that each represented more than 10% of our total revenue for the three months ended September 30, 2002, but these customers were not sufficient to offset the decline in revenue from the other reseller. We expect that revenues from product licenses will increase as a percentage of our total revenues, once economic conditions improve and revenues from our resellers return to historical levels.

     Revenues from professional services. Revenues from fees we receive for professional services increased 16.6% to $4.5 million in the three months ended September 30, 2002 from $3.9 million in the same period in 2001. For the nine-month period ended September 30, 2002, revenues from professional services increased 21.5% to $14.8 million from $12.1 million in the same period in 2001. The growth in revenues from professional services resulted primarily from the increased demand for custom speech applications from existing and new clients and increased maintenance revenues from an expanding installed license base. We expect that revenues from professional services will represent 50% to 55% of our total revenues, once economic conditions improve.

     Other revenues. Other revenues which result from the resale of computer hardware and facilities management services, were $964,000 for the three-month period ended September 30, 2002 compared to $848,000 for the same period in 2001. For the nine-month period ended September 30, 2002, other revenues were $1.6 million compared to $2.7 million for the same period in 2001. Other revenues accounted for 12.7% of total revenues for the three-month period ended September 30, 2002 and 7.7% of total revenues for the same period in 2001. For the nine-month period ended September 30, 2002, other revenues represented 6.1% of total revenues compared to 8.4% of total revenues for the same period in 2001. The decrease in other revenues for the nine-month period ended September 30, 2002 compared to the same period in 2001 reflects fewer hardware platforms purchased directly from us as part of overall client projects. We expect that other revenues will represent less than 10% of our total revenues, once economic conditions improve.

     Non-cash stock compensation offset to revenues. In connection with the sale of common stock in private placements to AOL and Net2Phone in August 2000, concurrent with our initial public offering, we recorded deferred stock compensation, within stockholders' equity, of $5.4 million. This amount represents the difference between the price of our common stock sold in our public offering of $20.00 per share and the $12.46 per share price paid by AOL and Net2Phone. This amount is presented as a reduction of stockholders' equity and is being amortized to the statement of operations over the three-year term of the concurrently entered arrangements. Prior to January 1, 2002, in each reporting period, the amortization of this amount was reflected first as a reduction of revenues resulting from the arrangements during the reporting period and to the extent that the amortization exceeded such revenues, the residual was reflected in operating expenses. Additionally, we issued a warrant on June 30, 2000 to purchase 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. The estimated value of this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $11.2 million, which is being amortized over the three-year term of the agreement. Prior to January 1, 2002, amortization of this warrant was reflected in operating expenses.

     Effective January 1, 2002, we adopted Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09"). EITF 01-09 addresses whether a vendor should recognize consideration, including equity instruments, given to a customer as an expense or an offset to revenue being recognized from that same customer. Upon adopting EITF 01-09, we determined that the AOL and Net2Phone arrangements were required to be accounted for in accordance with EITF 01-09. We determined that these arrangements did not meet the condition that a sufficiently separable benefit had been received from AOL and Net2Phone; accordingly, recognition of the consideration must be recorded as a reduction of cumulative revenue from the respective customer. As we had recognized cumulative revenue under these arrangements as of September 30, 2001 in excess of amounts previously recorded as a revenue offset, for the three and nine months ended September 30, 2001, we reclassified an additional $398,000 and $775,000, respectively, of selling and marketing non-cash stock compensation expense as an offset to revenue, resulting in a total offset of $686,000 and $1,604,000, respectively. For the three and nine months ended September 30, 2002, we recognized $954,000 and $2,260,000, respectively, as an offset to revenue associated with these arrangements, in accordance with EITF 01-09. Amounts of $306,000 and $1,778,000, which exceed the amount of cumulative revenue under each of the arrangements during the three and nine months ended September 30, 2002, respectively, and amounts of $703,000 and $2,564,000 during the three and nine months ended September 30, 2001, respectively, were included as selling and marketing non-cash stock compensation expense.

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

     Cost of product licenses revenues. Cost of product licenses revenues decreased by 48.3% to $75,000 for the three months ended September 30, 2002 from $145,000 for the same period in 2001. This cost represented 2.4% and 2.1% of product licenses revenues for the three months ended September 30, 2002 and 2001, respectively. For the nine-month period ended September 30, 2002, cost of product licenses decreased 19.1% to $220,000 from $272,000 for the same period in 2001. This cost represented 1.7% and 1.4% of product licenses revenues for the nine months ended September 30, 2002 and 2001, respectively. The decrease in absolute dollars in the cost of product licenses revenues for the three and nine-month periods is due to the decrease in quarter-to-date and year-to-date product license revenues. The increase in cost of product license revenue as a percentage of product license revenues is due to the higher royalty rate owed to IBM for the sale of ETI-Eloquence products, including a minimum royalty guarantee of $200,000 per year. The IBM royalty rate is higher than the royalty rate owed to MIT. The royalty rate owed to MIT will remain at its current level of 1% of eligible license revenue until the next cumulative product sales milestone is achieved. We expect our overall royalty rate to increase as we sell more ETI-Eloquence products.

     Cost of professional services revenues. Cost of professional services revenues remained constant at $3.2 million for the three months ended September 30, 2002 and 2001. For the nine-month period ended September 30, 2002, cost of professional services revenues decreased 3.6% to $9.8 million from $10.2 million for the same period in 2001. The decrease in cost of professional services revenues for the nine months ended September 30, 2002, compared to the same period in 2001, was primarily due to lower spending on travel and training seminars during 2002. The cost represented 70.5% and 81.6% of professional services revenues for the three months ended September 30, 2002 and 2001, respectively, and represented 66.6% and 83.9% of professional services revenues for the nine months ended September 30, 2002 and 2001, respectively. The lower cost of professional services as a percentage of related revenues reflects more efficient delivery of custom application services and a higher component of maintenance revenues, which have higher margins.

     Cost of other revenues. Cost of other revenues increased 23.2% to $859,000 for the three months ended September 30, 2002 from $697,000 for the same period in 2001. For the nine-month period ended September 30, 2002, cost of other revenues decreased 35.4% to $1.4 million from $2.2 million for the same period in 2001. The cost of other revenues as a percentage of other revenues represented 89.1% and 82.2% of other revenues for the three months ended September 30, 2002 and 2001, respectively, and represented 87.3% and 81.5% of other revenues for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cost of other revenues reflects fewer hardware platforms purchased directly from us as part of overall client projects during the nine-month period ended September 30, 2002 compared to the same period in 2001. The decline in the margin percentage for the three and nine months ended September 30, 2002 compared to the same periods in 2001 is due to the delivery of lower margin hardware and resold services on certain customer contracts during the three and nine months ended September 30, 2002.

     Amortization of completed technology. In connection with our acquisition of ETI on January 5, 2001, we acquired completed technology valued at $5.6 million, which we have incorporated with our products and will continue to sell to third parties. During the three and nine months ended September 30, 2002 and 2001, amortization of completed technology of $283,000 and $849,000, respectively, for each period was recorded as a cost of revenues.

     On July 22, 2002, we acquired certain technology and patent rights related to speaker verification from SpeakEZ, Inc., a wholly owned subsidiary of T-NETIX, Inc, valued at $1.1 million. For the three months ended September 30, 2002, we recorded amortization expense of $60,000 as a cost of revenues.

     Total operating expenses. Our total operating expenses decreased 12.9% to $16.6 million for the three months ended September 30, 2002 from $19.1 million for the same period in 2001. For the nine-month period ended September 30, 2002, total operating expenses decreased 10.2% to $50.6 million from $56.4 million for the same period in 2001. The decrease in spending for the three and nine months ended September 30, 2002 compared to the same period in 2001 is a result of the implementation of our restructuring plan in July 2002, which resulted in a reduced headcount and related costs, as well as salary reductions during a one month period for all employees, ongoing salary reductions for all executives, lower spending on marketing programs, outside legal and recruiting fees, and travel related costs as well as a smaller increase to the allowance for doubtful accounts. As a result of the restructuring, total headcount was reduced to 328 during the quarter ended September 30, 2002 compared to headcount of 406 as of September 30, 2001. As a percentage of total revenues, our operating expenses were 218.4% for the three months ended September 30, 2002, and 174.1% for the same period in 2001. For the nine-month periods ended September 30, 2002 and 2001, operating expenses as a percentage of total revenues were 188.7% and 175.8%, respectively. Total operating expenses include certain non-cash charges for the three and nine months ended September 30, 2002 and 2001, as discussed below.

     Selling and marketing. Selling and marketing expenses decreased 14.9% to $6.6 million for the three months ended September 30, 2002 from $7.8 million for the same period in 2001. For the nine-month period ended September 30, 2002, selling and marketing expenses decreased 1.8% to $22.2 million from $22.6 million for the same period in 2001. Selling and marketing expenses, as a percentage of total revenues, were 87.3% for the three months ended September 30, 2002 and 71.2% for the same period in 2001. For the nine-month periods ended September 30, 2002 and 2001, selling and marketing expenses as a percentage of total revenues were 82.7% and 70.4%, respectively. The decrease in selling and marketing expenses on a dollar basis resulted primarily from lower spending on marketing programs along with lower salary and related benefit costs as a result of the restructuring plan implemented in July 2002 and lower commissions as a result of lower revenues. The number of sales personnel decreased to 72 from 85, and the number of employees in marketing decreased to 24 from 30 at September 30, 2002 and 2001, respectively. We expect selling and marketing expenses to be further reduced as the full effect of the restructuring is realized in future periods.

     Research and development. Research and development expenses decreased by 22.1% to $3.4 million for the three-month period ended September 30, 2002 from $4.3 million for the same period in 2001. For the nine-month period ended September 30, 2002, research and development expenses decreased 11.4% to $11.6 million from $13.1 million for the same period in 2001. The decrease was driven by the decreased usage of outside consultants on certain development projects, along with lower payroll and related costs for fewer personnel as a result of our restructuring. The number of personnel involved in research and development decreased to 100 at September 30, 2002 from 124 at September 30, 2001. Research and development expenses as a percentage of total revenues were 44.4% and 39.6% for the three months ended September 30, 2002 and 2001, respectively. For the nine-month periods ended September 30, 2002 and 2001, research and development expenses as a percentage of total revenues were 43.2% and 40.8%, respectively. We expect research and development expenses to be further reduced as the full effect of the restructuring is realized in future periods.

     General and administrative. General and administrative expenses decreased 29.2% to $2.9 million for the three-month period ended September 30, 2002 from $4.1 million for the same period in 2001. For the nine-month period ended September 30, 2002, general and administrative expenses decreased 25.6% to $8.7 million from $11.7 million for the same period in 2001. The decrease in spending for the three and nine months ended September 30, 2002 compared to the same periods in 2001 was due to lower spending on outside legal fees, recruiting costs, travel-related costs and bad debt expense. General and administrative expenses as a percentage of total revenues were 38.0% and 37.2% for the three months ended September 30, 2002 and 2001, respectively. For the nine-month periods ended September 30, 2002 and 2001, general and administrative expenses as a percentage of total revenues were 32.5% and 36.5%, respectively. We expect general and administrative expenses to be further reduced as the full effect of the restructuring is realized in future periods.

     Non-cash stock compensation. Non-cash stock compensation charges are being recorded as identified components of professional services costs, selling and marketing expenses, research and development expenses and general and administrative expenses. In connection with the grant of certain options to employees through June 30, 2000, we recorded deferred stock compensation within stockholders' equity of $10.7 million, representing the difference between the estimated fair market value of the common stock for accounting purposes and the exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options. We recorded amortization of deferred stock compensation of $470,000 and $1.8 million for the three and nine months ended September 30, 2002 and recorded amortization of $677,000 and $2.0 million for the three and nine months ended September 30, 2001. We expect amortization of deferred stock compensation will be approximately $470,000 per quarter through 2004. The decrease in quarterly stock compensation expense reflects the cancellation of unvested options held by terminated employees. In connection with the cancellations, we reversed the remaining deferred compensation balance of approximately $1.1 million, during the third quarter of 2002, and recorded a decrease in additional paid-in capital.

     Selling and marketing expenses - non-cash stock compensation charges in the three month periods ended September 30, 2002 and 2001 also include non-cash stock compensation of $306,000 and $703,000, respectively, related to common stock issued to AOL and Net2Phone at below fair market value and to a warrant issued to AOL. For the nine-month periods ended September 30, 2002 and 2001, sales and marketing expenses - non-cash stock compensation include non-cash stock compensation of $1.8 million and $2.6 million, respectively, related to common stock issued to AOL and Net2Phone at below fair market value and to a warrant issued to AOL. In accordance with EITF 01-09, deferred compensation is first recorded as an offset to cumulative revenue recognized from the respective customer. To the extent that amortization expense is in excess of cumulative revenue recognized from the respective customer relationship, the excess amount is recognized as expense. Amounts reported in prior periods have been reclassified to conform to EITF 01-09 presentation.

     Amortization of intangible assets. On June 5, 2000, we entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of our common stock, we received royalty-free, perpetual development and distribution licenses to AT&T's speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts. In connection with this agreement, we recorded $11.5 million for the acquired intellectual property and collaborative rights, equal to the fair market value of the common stock issued, which is being amortized over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights for each of the three and nine months ended September 30, 2002 and 2001 was $958,000 and $2.9 million, respectively, for each period.

     On January 5, 2001, we acquired all of the outstanding capital stock of ETI. The purchase price of $18.8 million has been allocated to net tangible assets and liabilities acquired of ($196,000), completed technology of $5.6 million and goodwill of $13.4 million. As of January 1, 2002, we ceased amortization of the goodwill in compliance with Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. For the three and nine months ended September 30, 2001, we recorded $669,000 and $2.0 million, respectively, of goodwill amortization. Under SFAS No. 142, we were required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis. As allowed by SFAS No. 142, we completed this transitional impairment analysis during the second quarter of 2002. A reporting unit is an operating segment, or one level below an operating segment, if discrete financial information is prepared and regularly reviewed by management, in which case such component is a reporting unit. We have determined that we operate as one reporting unit. As a result, our impairment analysis during the second quarter of 2002 was completed by comparing our consolidated book value to our fair market value, as determined by our common stock fair value. Future impairment analyses will be completed on the same basis. Based on the analysis completed, we determined that the goodwill recorded was not impaired, and as such, no impairment charge has been recorded. Additional impairment analyses will be completed at least annually, including as of December 31, 2002, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired. In October 2002, our market value fell below our book value. To the extent that the market value remains below book value, we may be required to record an impairment of our goodwill and such amount may be material to our operating results.

     Restructuring costs. On July 3, 2002, we announced a restructuring plan to decrease costs over the next four quarters, including a reduction of our worldwide workforce by approximately 17%, or 71 employees. In connection with this plan, we recorded a $2.1 million charge to operating expenses during the quarter ended September 30, 2002, relating primarily to severance and related costs of terminated employees. We paid $1.7 million in severance and related benefits during the three months ended September 30, 2002. The majority of the unpaid costs will be paid during the current fiscal quarter and will be funded from working capital. We expect that our cost savings from the restructuring will be approximately $2.5 million per quarter as compared to our statement of operations for the period ended June 30, 2002.

     Interest income, interest expense and other income, net. Interest income was $234,000 for the three months ended September 30, 2002 and $784,000 for the same period in 2001. Interest expense was $19,000 for the three months ended September 30, 2002 and $10,000 for the same period in 2001. For the nine-month periods ended September 30, 2002 and 2001, interest income was $810,000 and $3.3 million, respectively. For the nine-month periods ended September 30, 2002 and 2001, interest expense was $57,000 and $38,000, respectively. The decrease in interest income for the three and nine months ended September 30, 2002 compared to the year earlier period was due to lower cash balances available for investing along with lower average interest rates earned on these investments. Other expenses represent other non-operating costs, including local and state franchise taxes and foreign currency transaction gains and losses.

     Provision for income taxes. We recorded a benefit from foreign income taxes previously accrued of $17,000, based on refunds received during the quarter, and a provision for foreign income taxes of $42,000 for the three-month periods ending September 30, 2002 and 2001, respectively. For the nine-month periods ended September 30, 2002 and 2001, a foreign income tax provision of $77,000 and $23,000, respectively, was recorded.

Liquidity and Capital Resources

     From inception through July 31, 2000, we funded our operations primarily through private placements of convertible preferred stock totaling $60.0 million and, to a lesser extent, through bank borrowings and capital equipment lease financing. In August 2000, we raised approximately $109.0 million through the completion of our initial public offering of common stock and the concurrent private placements of common stock with AOL and Net2Phone. As of September 30, 2002, we had cash and cash equivalents of $46.0 million and marketable securities of $8.2 million. Our revolving line of credit provides for available borrowings up to $5.0 million, based upon certain eligible accounts receivable. As of September 30, 2002, there was $3.7 million available for borrowings under this line of credit, with $1.3 million committed under the line of credit for outstanding letters of credit. Any amounts borrowed under this facility would be due as of December 1, 2002. Under the financing arrangement, we are required to comply with certain financial covenants related to total tangible net worth. As of September 30, 2002, we were in compliance with these financial covenants. Based on our financial projections, we believe that we will continue to meet the financial covenants required in the financing agreement. Our operating activities resulted in net cash outflows of $23.9 million for each of the nine months ended September 30, 2002 and 2001. The operating cash outflows for these periods resulted primarily from our significant investment in sales and marketing, research and development and infrastructure.

     During the nine-month period ended September 30, 2002, our investing activities included the redemption of $16.1 million of maturing marketable securities. During the nine-month period ended September 30, 2001, our investing activities included the net purchase of $24.4 million of marketable securities. Capital expenditures for property and equipment were

$1.9 million for the nine-month period ended September 30, 2002 and $2.7 million for the same period in 2001. These capital expenditures consisted primarily of computer hardware and software costs related to upgrading our corporate infrastructure. During the nine-month period ended September 30, 2002, our investing activities included the payment of $360,000 to SpeakEZ, Inc. for the acquisition of certain technology related to speaker verification. During the nine-month period ended September 30, 2001, we made a payment of $5.4 million for the acquisition of ETI, including acquisition-related costs.

     In December 2001, we entered into an equipment line of credit with a bank. Under this agreement, we obtained the right to draw down up to $6.0 million to finance purchases of fixed assets. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the annual prime rate (4.75% at September 30, 2002), which is payable monthly over a period of 36 months. During December 2001, we borrowed $1.8 million under this line with monthly payments beginning in January 2002 and ending December 2004. As of September 30, 2002, $1.4 million was outstanding under this facility. Under the financing agreement, we are obligated to comply with certain financial covenants related to total tangible net worth. As of September 30, 2002, we were in compliance with these financial covenants. Based on our financial projections, we believe that we will continue to meet the financial covenants required in the financing agreement.

     We had an equipment line of credit that we converted into a term loan in the amount of $1.5 million. The term loan bears interest at an annual rate of prime plus 0.75% (5.5% at September 30, 2002), and principal and interest under the term loan are payable in 36 monthly installments through November 2002. As of September 30, 2002, $28,000 was outstanding under this facility.

     Our financing activities generated cash of $485,000 and $1.1 million for the nine months ended September 30, 2002 and 2001, respectively. The issuance of common stock through stock option and warrant exercises generated net proceeds of $1.2 million and $1.4 million, for the nine months ended September 30, 2002 and 2001, respectively. Repayments of bank borrowings were $714,000 and $375,000 during the nine months ended September 30, 2002 and 2001, respectively.

     As a result of the restructuring plan announced on July 3, 2002, we committed to pay severance and related termination benefits to terminated employees, along with other restructuring related expenses of approximately $2.1 million. As of September 30, 2002, we paid approximately $1.7 million. We expect the remaining committed amounts will be paid during the current fiscal quarter and will be funded through working capital.

     Based upon cash savings expected from the restructuring plan that we put in place during the quarter ended September 30, 2002, we believe that existing cash and cash equivalents and marketable securities and borrowings available under our bank financing agreements will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Management has the ability to implement additional actions to further reduce costs. In the event we require additional financing, we believe that we would be able to obtain such funding, however, there can be no assurances that we would be successful in doing so or that we could do so on terms favorable to us.

Contractual Obligations

     The following table sets forth future payments that we are obligated to make under existing long-term debt and operating lease commitments as of September 30, 2002:

     Contractual Obligation                                            Payments Due by Period
                                                                           (in thousands)
                                                                                                     2007
                                            Total        2002       2003 - 2004     2005 - 2006     and later
                                          ---------   ---------     -----------     -----------     ---------
     Long-Term Debt                       $   1,379   $     178     $     1,201     $        --     $      --
     Operating Leases                        20,920         842           6,785           2,818        10,475
                                          ---------   ---------     -----------     -----------     ---------
        Total Contractual Cash                                      -----------     -----------     ---------
        Obligations                       $  22,299   $   1,020     $     7,986     $     2,818     $  10,475
                                          =========   =========     ===========     ===========     =========

Other Commercial Commitments

         The following table sets forth other financial commitments under existing banking arrangements as of September 30, 2002. We currently have standby letters of credit at a bank that are used as security deposits for various office leases. In the event of default on these lease commitments, the landlord would be eligible to draw down against their respective standby letter of credit. At present we are not in default on any of our leased facilities.

          Other Commercial
             Commitments               Amount of Commitment Expiration by Period
                                       -----------------------------------------
                                                    (in thousands)
                                                                                   2007
                                   Total       2002     2003 - 2004 2005 - 2006  and later
                                ----------- ----------- ----------- ----------- -----------
      Standby Letters of Credit     $ 1,276        $ 63       $ 384        $ 47       $ 782
                                ----------- ----------- ----------- ----------- -----------

Royalty Commitments

         In connection with our acquisition of certain technology and patent rights from SpeakEZ, Inc., we assumed the royalty commitments to Rutgers University for the sale of products developed at Rutgers University and licensed to SpeakEZ, Inc. Under the terms of the agreement, there is a minimum annual royalty owed to Rutgers of $10,000 through the end of 2015. Under the terms of the ETI acquisition, we assumed the royalty commitments to IBM for the sale of software products developed under an agreement between ETI and IBM. Under the terms of the agreement, the maximum amount of royalties owed to IBM will be $5.0 million. As of December 31, 2001, we had reported the first two years of minimum royalties, totaling $500,000, due under this agreement. In addition, we are also obligated to pay an annual minimum royalty of $50,000 to MIT for the sale of software products developed using their technology. The following table sets forth the future minimum royalties owed under these agreements, along with the royalty rates as of September 30, 2002.

                                                            Amount of Minimum Royalty Commitment by Period
                                                            ----------------------------------------------
                                                                             (in thousands)
         Royalty Commitments-                     Total         2002        2003         2004        2005      Thereafter
                                                  -----         ----        ----         ----        ----      ----------
         Royalty Rate-Rutgers                                      6%          6%           6%          6%              6%
                                                  -----         ----        ----         ----        ----      ----------
         Royalty Commitment - Rutgers             $ 135         $  5        $ 10         $ 10        $ 10      $      100
                                                  -----         ----        ----         ----        ----      ----------
         Royalty Rate-IBM                                         11%         12%          12%         12%             12%
                                                  -----         ----        ----         ----        ----      ----------
         Royalty Commitment - IBM                 $ 950         $ 50        $200         $200        $500      $       --
                                                  -----         ----        ----         ----        ----      ----------
         Royalty Rate-MIT                                          1%          1%           1%          1%              1%
                                                  -----         ----        ----         ----        ----      ----------
         Royalty Commitment - MIT                 $ 200         $ --        $ 50         $ 50        $ 50      $       50
                                                  -----         ----        ----         ----        ----      ----------

Other Financial Commitments

         As a result of the restructuring plan announced on July 3, 2002, we committed to pay severance and termination benefits to terminated employees, along with other related restructuring expenses of approximately $2.1 million. As of September 30, 2002 we have paid approximately $1.7 million. We expect the remaining committed amounts will be paid during the current fiscal quarter and will be funded through working capital.

         As a result of our acquisition of certain technology and patent rights from SpeakEZ, Inc., we are obligated to pay an additional $40,000 and issue an additional 13,436 shares of our common stock (valued at $38,000 as of July 22, 2002) on December 31, 2003, provided there has been no breach of any representations or warranties by the seller, as set forth in the purchase and sale agreement. Additionally, we assumed certain liabilities totaling $320,000 which will be paid no later than January 1, 2004.

Recent Accounting Pronouncements

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We will adopt SFAS 146 beginning in 2003 and we do not expect that our adoption will have a material impact on our financial position or results of operations.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results may differ significantly from the results discussed in forward-looking statements. Important factors that could cause future results to differ materially from such expectations include: spending patterns of our domestic and international customers based upon economic conditions; the timing of sales of our products and services; market acceptance of our speech-activated systems; our reliance on a limited number of large orders for much of our revenue, including international orders; uncertainties related to current economic, political and national security conditions; our ability to develop new products and services in the face of rapidly evolving technology; our ability to effectively integrate operations of any acquired companies; the uncertainties related to our international operations; our ability to manage growth of our business; our ability to protect our intellectual property; our reliance on resellers and original equipment manufacturers for a significant portion of our sales; our ability to respond to competitive developments; and our reliance on attracting, retaining and motivating key technical and management personnel. These and other important factors are detailed in our filings with the Securities and Exchange Commission. As a result of these and other important factors, there can be no assurances that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

We have a history of losses and we expect to continue to incur net losses for the foreseeable future that may depress our common stock price.

     We had an accumulated deficit of $148.9 million at September 30, 2002, and we expect to incur net losses for the foreseeable future. Net losses were $36.1 million for the nine months ended September 30, 2002, $46.8 million for the year ended December 31, 2001, $29.6 million for the year ended December 31, 2000 and $15.5 million for the year ended December 31, 1999. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability. We cannot be certain we will realize sufficient revenues to achieve profitability. Moreover, if we were to achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Any additional financing that we may require in the future may not be available at all or, if available, may be on terms unfavorable to us. Failure to achieve or maintain profitability may depress the market price of our common stock.

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

     Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of important factors are likely to cause these variations, including:

     . the timing of sales of our products and services, particularly in light of our dependence on a relatively small number of large orders, including international orders,

     .    the mix of domestic and international sales,

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

     .    the mix of product license and services revenue, and

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

     As a result of recent unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for our products and services has been adversely affected. This has resulted in decreased revenues. Many of our customers are in the telecommucations and airline industries, which have been strongly affected by the current economic downturn. If the current economic conditions continue or worsen, we may experience a material adverse impact on our business, operating results and financial condition.

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

     Due to the nature of our business, in any quarter we are dependent upon a limited number of orders that are relatively large in relation to our overall revenues. For example, one reseller of ours accounted for 19.3% of our total revenue in 2001 and 16.1% of our total revenue in 2000. There was a decline in demand from this reseller, who previously had accounted for over 10% of our revenue for the three and nine month periods ended September 30, 2001. For the three months ended September 30, 2002, two customers each accounted for more than 10% of our total revenue, but these customers were not sufficient to offset the decline in revenue from the other reseller. Our speech-activated products and services require significant expenditures by our clients and typically involve lengthy sales cycles. We may spend significant time and incur substantial expenses educating and providing information to prospective clients. Any failure to complete a sale to a prospective client during a quarter could result in revenues and operating results for the quarter that are lower than expected.

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

     For the nine months ended September 30, 2002, 49.3% of our total revenues were attributable to our resellers and original equipment manufacturers, or OEMs. In 2001, 55.7% of our total revenues were attributable to our resellers and OEMs, especially InterVoice, Inc., which accounted for 19.3% of our total revenues in 2001. For the three months ended September 30, 2002, there was one different reseller that accounted for more than 10% of our total revenue. We intend to increase our sales through resellers in the future. As a result, we are in part dependent upon the continued success and viability of our resellers and OEMs, as well as their continued interest in selling our products. The loss of a key reseller or OEM or our failure to develop and sustain new reseller and OEM relationships could limit our ability to sustain and grow our revenues.

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

We have expanded our international operations. Because of risks involved with operating a business in foreign countries, we may not be successful in maintaining our international business operations and our business could be harmed.

     Our international sales represented 22.5% of our revenue for the nine months ended September 30, 2002, 9.4% of our revenue in 2001, 13.8% in 2000 and 2.6% in 1999. We expanded our direct and indirect international sales force in 2001 with the expectation of increasing international revenues. We have limited experience in international operations and international product and service sales, and there can be no assurance we will be successful in our international business. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

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

     We design, develop and implement complex speech-activated solutions that are crucial to the operation of our clients' products and businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse client reaction and negative publicity about us or our products and services or require expensive and time consuming corrections. Also, due to the developing nature of speech recognition technology, text-to-speech technology and speaker verification technology, our products are not currently and may never be accurate in every instance. In addition, third party technology that is included in our products could contain errors or defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages, which, even if unsuccessful, would likely be time consuming and could result in costly litigation and payment of damages. Such claims could have an adverse effect on our financial results and competitive position.

Our current and potential competitors in the speech-activated solutions market, some of whom have greater resources and experience than we do, may offer products and services that may cause demand for, and the prices of, our products to decline.

     A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the speech recognition and text-to-speech software market include AT&T, Elan, Fonix, IBM, Lucent Technologies, Microsoft, Nuance Communications, Philips Communications, Rhetorical, ScanSoft, and Phonetic Systems. Furthermore, we expect consolidation in our industry, and other companies may enter our markets by acquiring, or entering into strategic relationships with, our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

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


         Our business operations have changed due to volatility in our industry. We experienced significant growth in the past. From December 31, 2000 to December 31, 2001, the number of our employees increased from 317 to 409. However, in July 2002, we reduced our workforce by approximately 17%. We may be required to expand or contract our business operations in the future, and as a result may need to expand or contract our management, operational, financial and human resources, as well as management information systems and controls, to respond to any such growth or contraction. Our failure to manage these types of changes would place a burden on our business and our management team, which could cause our business to suffer.

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

     Some of the technology included in, or operating in conjunction with, our products is licensed by us from others. For example, we currently license certain text-to-speech technology from IBM, text-to-speech and other technology relating to computer processing of the human voice from AT&T and software and technology from MIT. Certain of these license agreements are for limited terms. If for any reason these license agreements terminate, we may be required to seek alternative vendors and may be unable to obtain similar technology on favorable terms, or at all. If we are unable to obtain alternative license agreements, we could be required to modify some features of our products, which could adversely affect sales of our products and services.

We rely upon the continued service and performance of a relatively small number of senior management and key technical personnel. We may not be able to retain or recruit necessary personnel, which could affect the management and development of our business.

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

     We need to attract and retain managerial and highly skilled technical personnel. If we are unable to attract and retain managerial and qualified technical personnel, our operations could suffer and we may never achieve profitability.

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

Item 4. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

         On July 22, 2002, the Company acquired certain technology and patent rights related to speaker verification from SpeakEZ, Inc., a wholly owned subsidiary of T-NETIX, Inc. In connection with the acquisition, the Company paid $360,000 in cash and issued 120,924 shares of its common stock to one accredited investor (valued at $345,000 as of July 22, 2002), and assumed certain liabilities totaling $320,000. The Company is obligated to pay an additional $40,000 and issue an additional 13,436 shares of its common stock (valued at $38,000 as of July 22, 2002) on December 31, 2003, provided there has been no breach of any representations or warranties by the seller, as set forth in the purchase and sale agreement. These securities were offered and issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         See Index to Exhibits attached hereto, which Index is incorporated herein by reference.

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SPEECHWORKS INTERNATIONAL, INC.


Dated: November 14, 2002                         By: /s/ Richard J. Westelman
                                                 Richard J. Westelman
                                                 Chief Financial Officer
                                                 (Chief Accounting Officer)

                                 CERTIFICATIONS

I, Stuart R. Patterson, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of SpeechWorks International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            By: /s/ Stuart R. Patterson
                                            ---------------------------
Dated: November 14, 2002                    Stuart R. Patterson
                                            Chief Executive Officer

I, Richard J. Westelman, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of SpeechWorks International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            By: /s/ Richard J. Westelman
                                            ----------------------------
Dated: November 14, 2002                    Richard J. Westelman
                                            Chief Financial Officer

                                Index to Exhibits

Exhibit
Number      Description
-------     -----------
99.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.