Form 10-K
period 2002-12-31
SPEECHWORKS INTERNATIONAL INC
filed 2003-03-26
CIK 1111345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-31097

SPEECHWORKS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3239151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

695 Atlantic Avenue Boston, Massachusetts (Address of principal executive offices)	02111 (Zip Code)

(617) 428-4444

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes    ☐        No    ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on June 30, 2002, was $82,940,833 based on the last bid price as reported by The NASDAQ Stock Market.

As of March 7, 2003, the registrant had 33,224,213 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K have been omitted from this report as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2002, a definitive proxy statement for our annual meeting of stockholders. The information required in Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definintive proxy statement, is incorporated by reference in this report.

PART I

Item 1.    Business

Overview

We are a leading provider of software products and professional services that enable enterprises, carriers and government organizations to offer automated, speech-activated services over any telephone. With our network-based speech recognition solutions, consumers can direct their own calls, obtain information and conduct transactions automatically, simply by speaking naturally over any telephone, anytime. With our network-based text-to-speech (“TTS”) solutions, consumers can experience natural-sounding synthesized speech that supports a number of applications, including unified messaging. With our network-based speaker verification solutions, companies can deploy speech systems with additional caller convenience and personalization. With our embedded technologies in both speech recognition and TTS, SpeechWorks can enable automobile and device manufacturers to support both speech recognition and TTS on the device or in the automobile itself.

For network-based speech applications, we currently offer the OpenSpeech product suite, a line of speech recognition solutions for over-the-telephone applications designed to meet industry standards, with specific tuning for high performance over wireless networks. The OpenSpeech Product line includes the OpenSpeech Recognizer™; OpenSpeech DialogModules™, building blocks that support VoiceXML standards; OpenSpeech Platform Integration Kit, a ‘get started’ toolkit for platform partners to accelerate support for VoiceXML; and OpenSpeech MediaServer™, a standards-based client-server architecture. In addition to the OpenSpeech line, SpeechWorks offers its industry leading legacy recognizer, SpeechWorks® 6.5 SE, and the SpeechSite™ package. Our network-based TTS, or speech synthesis solution, Speechify™, allows callers to hear text read to them by a computer in a natural-sounding voice. Finally, we offer a speaker verification solution, called SpeechSecure™, which authenticates callers by their unique voiceprint. We complement our suite of network-based products with a professional services organization that offers a range of services, including application development and project management.

Suitable for incorporation in mobile devices, automobiles and set-top boxes, we offer our embedded speech technology product, Speech2Go™, a recognizer with a footprint under 8MB. Our embedded TTS product, ETI-Eloquence™, is highly flexible and features a footprint of approximately 1-2MB, depending on the language being offered. Speechify Solo™, a high-quality, concatenative TTS product, is a compact version of Speechify suitable for devices and automobiles where the highest-quality, most natural-sounding output is demanded in a footprint of approximately 8MB.

We were formed as a Delaware corporation in 1995. Since shipping our first products in 1996, we have received numerous awards for our product capabilities and our industry leadership, including Industry Week’s Technology of the Year Award and Frost & Sullivan’s Market Strategy Leadership Award. To date, we have licensed our software to more than 500 clients worldwide in a variety of industries, including retail, financial services, pharmaceuticals, telecommunications, technology, distribution and travel. Our clients include America Online, Amtrak, AT&T, Aetna, Bell Canada, Continental Airlines, Convergys, Deutsche Telekom, e-Plus, Ford Motor Company, France Telecom, GMAC Commercial Mortgage, Hyundai Securities, Jaguar Cars, McKesson Corporation, Microsoft, Neiman Marcus, Nortel Networks, Quantas Airlines, The Boeing Company, The Hartford Insurance, Thrifty Car Rental, Ticketmaster, United Airlines, U.S. Postal Service, Wachovia/First Union Corporation, Yahoo and WorldCom.

Industry Background

Businesses today share a common motivation to improve operating efficiency and to enhance their customer service. Those goals translate to a vision of communicating information and completing transactions with customers anywhere, anytime, using any communications device. Fueled by the rapid growth in wireless communications technologies and services as well as an abundance of internet-based content available for use in speech services, businesses aim to reach the widest population possible and have made significant investments in their infrastructure to do so. Businesses are now seeking to maximize the return on their investments, improve their customer service responsiveness, and capitalize on the substantial growth of the wireless telephone network as a new distribution channel.

The Internet Content Infrastructure

In the past decade, the internet has emerged as a global communications network and channel for business and has fundamentally changed the way consumers and businesses obtain information, communicate, purchase goods and transact business. Many businesses now define their strategy and assess their ability to compete based on the quality and diversity of the information, products or services they offer online. Increasingly, consumers are retrieving information from online databases and buying goods and services—tickets, stocks, books—without going to a business in person or even speaking with a customer service representative over the telephone. International Data Corporation (IDC) estimates that the internet will continue to grow as a medium for commerce, with nearly one billion people, about 15% of the world’s population, using the internet by 2005. It is expected that this usage will generate over $5 trillion in commerce being initiated over the internet by the end of 2005, a 70% compound annual growth rate from $354 billion in commerce in 2000.

The Proliferation of the Telephone

Despite the internet’s growing acceptance, the telephone network is still more widely and readily accessible. Telephones are simple to operate and use the most natural form of communication, the human voice. The International Telecommunications Union estimates that there are over 986 million telephone lines installed worldwide. Datamonitor estimates that by the end of 2003 nearly 47% of Americans will own a mobile telephone.

To manage the growth in telephone-based interactions, businesses have made significant investments in customer service infrastructures such as call centers staffed with customer service representatives. As the cost of maintaining customer service levels increase, companies have increasingly turned to call automation technologies as an alternative to adding customer service staff. In 2003, Frost & Sullivan predicts a 13% increase in corporate spending for interactive voice response (IVR) systems designed to automate calls. The increase is attributed to the viability of voice recognition technology and its ability to deliver measurable savings in corporate call centers. In-Stat/MDR adds that much of the voice-recognition growth is attributed to standards that can tie IVR systems into internet sites and corporate IT systems. New research from IDC reveals that the worldwide customer relationship management (CRM) services market will increase at a compound annual growth rate of 18.6% to reach $45.5 billion in 2006. The U.S. CRM services market is expected to total over $18 billion in 2006, a growth rate well above that of the overall U.S. IT services market. The voice recognition market will grow in revenues from $677 million in 2002 to $5.3 billion by 2008, according to Allied Business Intelligence.

In addition, new technologies are being used, primarily by communications service providers, to provide internet information services such as e-mail, news, stock quotes, weather and sports information to wireless telephone subscribers. With these technologies, businesses are looking to extend access to their internet infrastructure to cellular telephones and other wireless handheld devices such as personal digital assistants, or PDAs.

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

Access to businesses and information over the telephone is easier than access over the internet because of the greater availability of landline and wireless telephones. Although businesses have made significant investments in staffed call centers, consumers are frequently required to wait on hold for extended periods due to the lack of call center capacity or are unable to speak to a customer service representative due to the high cost of having customer service representatives available around the clock. Businesses have attempted to alleviate this problem by automating call center services using touch-tone technologies. However, the range of services that can be automated using touch-tone is limited, and the interface itself can be very frustrating for users. Touch-tone menus can be difficult to follow and callers often dial “0” to wait for a human operator or hang up rather than use such a system. This can result in poor customer service that may negatively affect customer relations, and ultimately lead to the loss of business.

Speech-Activated Solutions for Enhanced Customer Service

To enable customer self-service in a truly mobile, device-independent fashion, the ability to communicate and conduct transactions in a hands-free manner is essential. Speech recognition technology allows businesses to leverage their investment in their existing internet content and existing telephony infrastructures to offer their customers quick and easy access to information and services over the most readily available communications device—the telephone. For example, businesses can offer their customers the ability to obtain information and complete transactions using words and natural sentences such as:

“I’d like to transfer $5,000 from my checking account to my savings account.”

“Is the 5 o’clock flight from New York to Boston on time?”

“When will my shipment be delivered?”

Speech recognition and text-to-speech technologies allow callers who would otherwise have to wait for a call center agent to be serviced automatically, and those who might otherwise be frustrated by having to choose from many touch-tone options to speak directly via telephone to quickly retrieve the information they want. Speech-activated services also constitute a key differentiator for companies seeking to provide a convenient, flexible and robust interface for customers to conduct internet transactions through a medium other than a personal computer or PDA.

Although basic speech recognition technology has existed for decades, it was not widely used in telephone applications due to a number of technical and commercial limitations. In order to provide high-quality, speech-activated services to callers, businesses require a solution that:

•	recognizes a large vocabulary with low error rates,

•	allows users to speak in natural phrases or sentences and to interrupt an application prompt when they are ready with responses or new queries,

•	allows automated services to speak to the user with a natural-sounding yet synthesized voice,

•	provides high-level development and operations tools that are integrated in accepted platforms, including platforms based on new industry standards,

•	includes professional services to assist in one or more phases of the deployment lifecycle, and

•	is sufficiently cost-effective and scalable that it enables an attractive return on investment.

The SpeechWorks Solution

In addition to enhancing existing telephony-based customer service applications, our speech recognition and synthesis technologies enable our clients to extend the reach of their automated self-service solutions beyond the web and beyond screen-based interfaces to anyone with access to a wireless or landline telephone.

Enterprises and government organizations are building speech-activated services with our products that will automate and enhance customer service by making it easier for customers to retrieve information and conduct transactions without waiting on hold or speaking to an agent. Examples of phrases that can be understood by applications enabled by our software are: “What is my checking account balance?” and “Buy 100 shares of General Electric at the market price.” These services can improve the caller’s experience and save expensive customer service representative costs and “on hold” telephone times.

Communication carriers and their partners are building speech-activated services with our products that we believe have the potential to change the way people use the telephone for network services. Applications have been built, and enabled by our software, that can understand phrases such as “Call Mike Phillips at home” and “Forward this message to Bill O’Farrell.” These services can differentiate one carrier’s service offering from another, thereby increasing the ability of carriers to attract and retain users.

We also offer speech recognition, text-to-speech and speaker verification embedded in vehicles and mobile devices such as wireless phones, automatic banking machines and new multi-modal devices which allow the user to control their phone, hear messages, get information or directions, and download music through the interface of speech.

We complement our products with a professional services organization that offers a range of services, including application development and project management. We have designed these services to shorten time-to-market, reduce project implementation risk, assist our partners and improve our clients’ competitive position. We are focused on developing and extending our products and services to provide our partners and clients with a comprehensive means for building, managing and delivering sophisticated e-business applications and services that can be accessed over the telephone.

Our solutions are designed to provide the following benefits to our clients:

Lower operational costs.    Our enterprise clients can decrease their telephone expense by shortening the average customer call length and by answering common customer questions with a speech application rather than requiring callers to hold for a live agent or employee. Speech-enabled call routing, such as that provided by our SpeechSite product, can increase customer service efficiency by classifying call types and collecting pertinent information prior to transferring calls to an appropriate representative. This means that the same number of customer service representatives can answer a significantly higher volume of calls. We believe that off-loading repetitive calls to a speech application and routing the more challenging transactions to highly-trained customer service representatives can also increase employee job satisfaction and decrease staff turnover. Additionally, our solutions can support multiple languages on a single system, thereby reducing the number of platforms and telephone numbers required. We believe our efficient speech recognition engine and the option of a single system architecture obviate the need for dedicated recognition servers, which can result in a lower total cost of ownership than many other alternative architectures.

Increased revenues.    Companies that implement speech-activated solutions can use the additional, ubiquitous access to their online services to differentiate their offering from their competition and thereby increase customer loyalty and reduce customer turnover. Many applications that were difficult to use with touch-tone technology, such as stock trading, name and address capture and flight booking, for example, can be more readily provided over the telephone with our speech solutions. Online brokerages and banking institutions have used our products to extend their automated services to new users who are not online and to enable existing online subscribers to conduct trades when they are unable to access the web with a visual internet browser. Increased automation of incoming calls can free up call center agents to take on cross-selling and other revenue-generating activities. In some cases, the speech service itself can offer cross- and up-sell to callers, thereby enabling revenue generation. Using our products, carriers can offer new, revenue-generating services to wireless or landline telephone users, such as speech-activated dialing and voice access to instant messaging and information or voice portals.

Increased customer satisfaction and retention.    Our speech-activated services provide our clients’ customers with a variety of services that are accessible from any telephone, 24 hours-a-day, seven days a week. A caller is generally not required to wait on hold or navigate complex touch-tone menus. Our clients can personalize an application’s dialog to match their callers’ needs, for example “Would you like to ticket your regular trip to Chicago, Mrs. Jones?” Our speech-activated solutions also include barge-in technology that enables callers to interrupt an application prompt with responses or new queries, thereby completing the transaction more efficiently. Customers that are becoming accustomed to accessing account or other information on the web can now benefit from easy telephone access to the same information or services. Customers are ultimately given more control if they can choose how—web browser, mobile device, or telephone—and when to retrieve information or conduct transactions. User interface design, a critical component to a speech service’s success, allows the corporation, telephone company or government organization to extend its brand or corporate identity to the caller, creating a unique, differentiated experience for the caller.

Superior technology and architecture.    Our speech recognition technology allows our clients’ applications to recognize spoken words and phrases based in part on a self-learning feedback loop that can be configured to automatically adapt the system to user characteristics such as accents and pronunciations. Natural language processing capabilities allow callers to speak in complete phrases and sentences and can be configured to provide hints that alert novice or first-time users to these capabilities. Taking advantage of dramatic increases in host processing power, we offer speech recognition solutions that operate in one integrated system, or for companies who favor a different architecture to meet their scalability needs, we also offer a client-server configuration of our software. In addition to architectural choice, we offer software that functions within the emerging industry standard, VoiceXML, and supports SALT and MRCP standards initiatives, as well. Our speech synthesis technology enables callers to hear dynamically-generated text read to them in a voice that sounds natural in pronunciation, tone and cadence.

High-level tools for rapid time to market.    We offer patented, high-level building blocks, known as DialogModules™, that make it easy for developers to build speech applications with proven and consistent call flows and user interfaces. The availability of DialogModules tailored for specific situations gives our clients and partners the ability to more easily create and maintain applications and achieve significant reductions in development cycle time and cost per deployed application. DialogModules have been tightly integrated into well-known toolkits from leading vendors such as InterVoice, Aspect Communications, Convergys, Genesys, Avaya and Intel so that developers can begin to build applications quickly. We have evolved our DialogModules such that they support VoiceXML in a truly open, vendor- independent way. These VoiceXML-based DialogModules, or OpenSpeech DialogModules™, are available to any of our partners who are looking to deploy high quality, standards-based applications running on standards-compatible platforms. We also offer operations and tuning tools that enable our clients to evaluate and improve deployed applications, based on actual caller experiences, quickly and easily.

Products

We offer a comprehensive suite of speech recognition, synthesis and verification products for over-the-telephone applications:

OpenSpeech™ Product Line

The OpenSpeech product line from SpeechWorks is a speech recognition solution optimized for VoiceXML, the emerging standard for speech services.

OpenSpeech Recognizer™:    OpenSpeech Recognizer offers a number of features that are designed to enhance performance in wireless and noisy environments, as well as offering unique grammar-handling capabilities to support activities such as per call personalization. New speech detection capabilities allow administrators to tune across a broad range of application needs for quiet or extremely noisy environments. OpenSpeech Recognizer is available for a range of languages and dialects.

OpenSpeechRecognizer™  Client/Server:    OpenSpeech Recognizer Client/Server extends the capabilities of OpenSpeech Recognizer by supporting distributed architectures using the same API as OpenSpeech Recognizer. This is particularly important for large-scale deployments of complex recognition tasks as often found with telecommunication providers, carriers and application service providers.

OpenSpeech MediaServer™:    OpenSpeech MediaServer extends the capabilities of OpenSpeech Recognizer by supporting distributed architectures with open communications protocols based on MRCP and VoIP. MRCP, the Media Resource Control Protocol, was developed by SpeechWorks and other firms and is now under consideration within the IETF to become a formal standard. Using open protocols reduces the effort needed for partners to add speech recognition capabilities to their products.

OpenSpeech Browser P.I.K.:    OpenSpeech Browser Platform Integration Kit offers developers the capability to build a VoiceXML-based browser in C/C++. Key elements include: OpenVXI SpeechWorks open source VoiceXML interpreter; limited number of licenses to use two SpeechWorks products, OpenSpeech Recognizer and Speechify (TTS); APIs to speech recognition and text-to-speech; and a prompting engine for VoiceXML.

OpenSpeech DialogModules™:    OpenSpeech DialogModules are pre-packaged reusable building blocks that accelerate application development in VoiceXML environments. Speech application developers use this patented technology to accelerate time-to-market and deliver a consistent user interface for high-quality, speech-enabled VoiceXML content. Through OpenSpeech DialogModules, application developers are able to spend more time building applications rather than writing low-level speech code, which is typically difficult to learn and tedious to write. As a result, developers can code applications more quickly with the assurance of implementing a proven call-flow and grammar provided within OpenSpeech DialogModules.

OpenSpeech Insight™:    OpenSpeech Insight (OSI) analysis and reporting tool provides 40 comprehensive reports with graphics that profile vital business, operating and usage information about a speech application. OSI provides detailed, accessible information to companies, providing an ability to monitor, assess and advance service performance, as well as to track important operational and business results.

SpeechWorks® 6.5 SE Software

SpeechWorks® 6.5 SE is a speech recognizer for speech-enabled applications over the telephone. Its award-winning architecture, based on research initially conducted at the Massachusetts Institute of Technology, provides both the recognition technology and the tools required to deploy state-of-the-art applications quickly. Available in eighteen languages, the SpeechWorks 6.5 solution includes:

•	SpeechWorks 6.5 SE SMARTRecognizer™: The SpeechWorks engine recognizes words as well as complete phrases and sentences, supports multiple languages and dialects and, through a self-learning feedback loop, continuously improves accuracy levels in deployed systems.

•	SpeechWorks 6.5 SE DialogModules™: These application building blocks represent frequently used functions (such as capturing a yes/no response or a date) as reusable software objects to simplify and speed development.

•	SpeechWorks Tools: SpeechWorks 6.5 SE includes a graphical suite of vocabulary editors, grammars, natural language and tuning tools. With them, customers can easily track system performance and caller responses, and automatically tune interfaces to achieve continually improving, high levels of caller success.

Speech2Go™—Speech2Go is an advanced speech recognition engine designed for embedded applications in mobile or wireless devices, handsets and automotive systems. Speech2Go has a small footprint and is specifically tailored for high performance in noisy environments with optimized data and tuning. Speech2Go is highly accurate, providing continuous speech recognition and dynamic vocabulary updates. Speech2Go currently supports the following languages and dialects: US, UK and Australian English, German, French and Italian.

Speechify™—Speechify Text-to-Speech (TTS) product delivers high voice quality using concatenative synthesis technology in robust network settings. Speechify provides natural-sounding TTS for use in applications such as e-mail reading, call center applications for delivering rapidly-changing information, and conversion of other text input to audio formats such as stock quotes and navigational information. Speechify is available in the following languages: US English, Continental French, German, Latin American Spanish, Japanese, UK English, Brazilian Portuguese and Spanish. Male and/or female voices are available in these languages, along with the ability to develop customized voices.

Speechify Solo™—Speechify Solo Text-to-Speech product delivers high voice quality using concatenative synthesis technology in a reduced footprint suitable for device and automobile usage. Speechify Solo provides natural sounding TTS available for use in embedded applications like in-vehicle command and control and navigational information applications and talking ATM applications. Speechify Solo is available in the same gender and languages as Speechify.

ETI-Eloquence™—ETI-Eloquence Text-to-Speech provides high-quality TTS using formant technology. Leading ETI-Eloquence attributes include support for thirteen languages: US English, UK English, Castillian Spanish, Mexican Spanish, Standard French, Canadian French, German, Brazilian Portuguese, Italian, Finnish, Mandarin Chinese, Japanese and Korean. Our ETI-Eloquence product uses formant technology to create highly intelligible speech, which is compact enough to be embedded in mobile and other handheld devices. ETI-Eloquence provides synthesized adult and child, male and female voices.

SpeechWorks SpeechSite™—SpeechSite brings the internet model of self-service to the telephone by providing speech enabled auto-attendant service and information retrieval 24 hours a day. Through a strategic relationship with LocusDialog, SpeechWorks offers SpeechSite, an auto-attendant product that is based on SpeechWorks technology, but delivered and maintained by LocusDialog.

SpeechSecure™—SpeechSecure provides authentication of callers based on a biometric comparison of their “voice print” to a previously recorded sample. SpeechSecure is difficult to deceive. It can enhance callers’ experience by removing the need to touchtone PIN numbers while also increasing the level of security for a speech-enabled application. In July 2002, we acquired rights to the core technology of our SpeechSecure product in an acquisition of assets from T-Netix, Inc.

Additional Product Features

Vocabularies—SpeechWorks vocabularies allow developers to more quickly deploy applications using pre-built repositories of .wav files. Vocabularies available include:

•	Stocks—Covers a recognition vocabulary of all stock symbols on the AMEX, NYSE and NASDAQ. Canadian and Singapore exchanges are also available.

•	Name—Supplies a recognition vocabulary of 90,000 names, 12,000 of which have been pre-recorded for audio playback.

•	Address—Uses the US Postal Service database of street mailing addresses as a recognition vocabulary. All states and most common street and city names have been pre-recorded and are available for playback. Non-recorded address information can be spelled-back for confirmation.

Voice Enrollment—Allows callers to add a vocabulary item over the phone to an application. One example is to assign a name to a phone number for voice-activated dialing.

Natural language tools.    Natural language tools include a vocabulary editor that enables developers to generate and maintain large vocabulary lists of words that are recognized at specific times during a call. Developers can add new words by typing them in or pointing to a text database. SpeechWorks 6.5 SE generates the pronunciations automatically using either its built-in dictionary of 250,000 words or by following standard phonetic rules. The vocabulary editor also allows the developer to specify synonyms and alternative pronunciations for each of the vocabulary items. A grammar editor enables developers to build and test complex natural language grammars. Another SpeechWorks tool, the pronunciation editor, allows the developer to edit pronunciations of each vocabulary item.

Operations and tuning tools.    Operations and tuning tools enable developers to review application performance data in an easily understood graphical form. These tuning tools provide detailed reports regarding recognition performance and user interface effectiveness, peak usage times and call duration, execution results for DialogModules and potential problem areas.

Solutions and Support Services

We recognize that many clients want more than a software-only solution. We therefore complement our products with a high-quality professional services organization that offers a wide range of services. Our professional services organization supports our clients with business and systems consulting, project management, user interface design and application development assistance. We have designed these professional services to shorten time-to-market, assist our clients, reduce project implementation risk and improve our clients’ competitive position. We believe that our ability to successfully deliver an integrated solution to our clients provides us with a significant competitive advantage in the market for speech-activated solutions for e-business.

These solution services are provided by staff located in Boston, New York and San Francisco, as well as in our international offices in Canada, Mexico, the United Kingdom, France, Germany, Australia, Japan, Korea and Singapore. We provide dedicated teams of professionals who follow our speech application development lifecycle to help our clients deploy their speech applications as quickly as possible, achieving maximum caller satisfaction. The primary solutions and support services we offer our clients include the following:

Speech application development lifecycle.    We have created a proprietary speech application development lifecycle, which is a disciplined project management process to promote successful implementation of our solutions and result in high levels of caller satisfaction. Our lifecycle approach is based on three primary phases: specification, development and deployment. In the specification phase, we assess the functional, design and integration requirements of the system and prepare a preliminary user interface specification. During the development and deployment phases, developers are trained to pay particular attention to the iterative testing and tuning of the application’s user interface. In addition, this approach supports parallel development of database and telephony system integration requirements ensuring efficient and timely deployments. We believe that our speech application development lifecycle has been an important reason for our success, and our clients’ success.

User interface design.    We employ a team of user interface engineers and human factors experts who study how people interact with computers to design the most effective interface for a client’s specific application. This team follows a three-phase process: research, design and testing. In the research phase, our engineers seek to understand the needs and desires of our clients and their callers. In the design phase, our engineers consider the implications that our interface design may have on callers by taking into account call flow, functionality, and the application’s personality in order to help make a caller’s experience effective and enjoyable. Then our interface engineers conduct usability tests and periodically monitor and improve call flow, prompts, and recognition accuracy.

Training.    We offer training programs that provide clients and partners with a review of our products and services and an introduction to the process of building speech applications. Our lectures and interactive workshops provide instruction on embedding our software in a production-quality, run-time environment and developing state-of-the-art natural language recognition capabilities.

Maintenance and support.    We also offer our clients and partners a range of maintenance and support programs. These programs include telephone and e-mail support, web access to knowledge databases, technical support, software patches and upgrades, and varying service level options. Application consulting, user interface design and tuning services are also available to our clients and partners.

SpeechCare™.    We provide our SpeechSite clients with a technical support and services package, SpeechCare, which consists of three services: voice prompt recording and management, operations and technical support and software maintenance, patches and updates.

Technology

Our core technologies consist of speech recognition and text-to-speech synthesis, or TTS. In addition, we have been helping to drive evolving standards in a number of areas in the telephone-based speech recognition industry.

Speech recognition.    The distinguishing features of our network-based speech recognition technology include the following:

•	Segment-based statistical models. Our speech recognition system is based on work on segmental systems performed for many years at the Massachusetts Institute of Technology and other research groups. The segmental approach, unlike the frame-based, Hidden Markov Model approach, is able to take into account the entire phonetic segment. This allows our product to better account for the static and dynamic properties of individual speech sounds which increases accuracy and reduces the overall amount of computation needed for a given recognition task.

•	Barge-in. Barge-in technology allows callers to interrupt the outgoing prompts by speaking over them and allows our recognizer to understand what the user said when interrupting. We have developed patented technologies to provide state-of-the-art barge-in performance. We believe that clients using our technology were the first to support barge-in functionality in large-scale, production applications.

•	Dynamic vocabularies. Many traditional speech recognition engines require that the recognition vocabulary be defined and compiled at application development time. However, there are many applications where the necessary vocabulary must be generated while the application is running. We have therefore engineered our speech recognition engine to allow rapid, dynamic updates of recognition vocabularies.

•	Automatic adaptation. We have incorporated a process to support automatic adaptation of the recognition models of our engine. The result is that, through a fully automated process, the SpeechWorks engine is able to reduce error rates by 30-60% over time as it is used for some applications.

•	Finite State Transducer (FST). FST technology, incorporated into the OpenSpeech Recognizer, allows vocabulary expansion beyond one million words. Transmission bandwidth, CPU loading, and recognition accuracy may be negatively affected and therefore must be considered when evaluating the feasibility of large vocabularies.

Text-to-speech (TTS).    The ability to take digital text and convert it automatically into speech utilizes one of two basic methods to build the voice output: concatenative and formant synthesis. Concatenative TTS reads text by reassembling tiny slices of pre-recorded speech in real time. Formant-based TTS is generated synthetically according to preprogrammed pronunciation rules. We offer products using both these technologies to meet our clients’ needs. Speechify uses concatenative technology to generate natural, human-sounding speech. Our ETI-Eloquence product uses formant technology to create highly intelligible speech, which is compact enough to be embedded in mobile devices.

Standards.    We have been helping to drive evolving standards in a number of areas in the telephone-based and embedded speech recognition industry. We are an active participant in the World Wide Web Consortium, or W3C, Voice Browser working group, which is developing standards such as VoiceXML for speech applications and interfaces using web-based programming methods. We are among the founding six members of Speech Application Language Tags Forum, an emerging standard for multimodal applications. SpeechWorks is also one of three original authors of the Media Resource Control Protocol (MRCP) for distributed speech recognition architectures that takes advantage of VOIP. SpeechWorks has also been a participant in Aurora standards efforts for Distributed Speech Recognition (DSR) in the European Telecommunications Standards Institute (ETSI).

Sales and Marketing

Sales

We sell our products and services both directly through a sales force and indirectly through third-party value added resellers and system integrators.

Sales Force.    As of December 31, 2002, we had a sales team of 37 in North America and 13 sales engineers located in 13 states and Canada. This sales force represents our products and services to enterprises, government organizations, channel partners and carriers in North America. We support the sales efforts of our value added resellers and system integrators outside of North America with an international sales force of 13 located throughout Europe, Asia Pacific, and Latin America.

Indirect Sales/Channel Partners.    As of December 31, 2002, we had a network of over 175 resellers, OEMs, application service providers and systems integration partners located in the United States, Canada, United Kingdom, France, Germany, Japan, South Korea, Australia, Singapore and other countries that distribute and implement our solutions around the globe. Our value added resellers and system integrators have experience in interactive voice response platforms, system integration of communication applications or hosting expertise for interactive voice response applications. Our resellers increase our coverage of global markets and fulfill the diverse application and service opportunities for our software and services.

Marketing

Our marketing strategy is focused on educating prospects on the benefits of speech services and assisting prospects and partners in identifying, evaluating and deploying speech services. We also seek to build brand awareness of SpeechWorks as a leading provider of software products and professional services that enable enterprises and carriers to offer automated, speech-activated services. In February 2002, Frost & Sullivan awarded SpeechWorks the Award for Business Development Strategy that recognizes “the company’s ability to best perceive consumer needs, develop products and/or services that meet consumer needs, successfully introduce products or services to the industry, and identify new market segments to expand the existing customer base.”

Our strategic demand-generation campaigns focus on defined, leading companies worldwide and micro-marketing campaigns to target those companies and generate interest in speech and SpeechWorks. In addition, we conduct both live seminars and web seminars and participate in a number of trade shows and other industry events. We also provide speakers from our company to represent us at a number of industry forums.

Our marketing strategy also includes public relations efforts designed to convey our message to appropriate audiences. We reinforce this through our ongoing communications with a number of key industry analysts and press representatives.

To better assist our prospects in identifying high-yield speech services, SpeechWorks introduced SpeechWorks S.T.E.P.™, Speech Technology Evaluation Process. A sales and marketing process designed to serve prospects as they evaluate speech solutions for their company, S.T.E.P. is a customized 5-step process for both business professionals (B-S.T.E.P.™) and technical professionals (T-S.T.E.P.™) that helps companies select and deploy speech solutions, and helps enable companies to achieve target ROI goals.

Competition

A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the speech recognition and TTS software market include AT&T, Elan, Fonix, IBM, Lucent Technologies, Nuance Communications, Philips Communications, Phonetic Systems, Rhetorical, ScanSoft, Telisma and Temic. We expect additional competition from other companies such as Microsoft, which has made investments in speech technology and acquired a speech recognition technology company. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective clients.

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

Our research and development expenses for 2002, 2001 and 2000 were $14.7 million, $17.1 million and $10.6 million, respectively. We expect that we will continue to commit significant resources to research and development in the future. We have not capitalized any software development costs to date.

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

Intellectual Property and Other Proprietary Rights

We regard our patents, copyrights, service marks, trademarks, trade secrets and other intellectual property as important to our success. We rely on a combination of patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, consultants, clients, partners and others to protect our proprietary rights. Our employees execute confidentiality and assignment-of-invention agreements. Prior to disclosing confidential information to third parties, we generally require them to sign confidentiality or other agreements restricting the use and disclosure of our confidential information.

To date we have obtained eleven U.S. patents. We have seventeen pending U.S. patent applications and thirty-four pending patent applications outside of the U.S., in the European Patent Office, Hong Kong, Australia, Canada, China, Japan, Taiwan and Singapore. Additionally, we pursue registration of our key trademarks and service marks in the U.S. and, in many cases, internationally. However, effective patent, trademark, service mark, copyright and trade secret protection may not be available or sought by us in every country in which our products and services are sold.

We license software technology from MIT under a nonexclusive license agreement. This license agreement will terminate upon the expiration of MIT’s copyrights related to such technology. We do not anticipate that this will restrict our ability to use or license the software technology or any derivative works. In June 2000, we entered into an agreement to license certain speech technology from AT&T on a non-exclusive basis. The technology includes AT&T speech recognition software and text-to-speech software, as well as certain other technology related to computer processing of the human voice, including large vocabulary recognition, natural language understanding and dialog management.

As part of the Eloquent Technology, Inc. (“ETI”) acquisition in January 2001, we assumed obligations of ETI under a license agreement between IBM and ETI. The license provides us with nonexclusive access to certain text-to-speech technologies and multi-language capabilities.

As part of the T-Netix, Inc. (“T-Netix”) acquisition in July 2002, we assumed obligations of T-Netix under a license agreement between Rutgers University and T-Netix. The license provides us with nonexclusive access to certain speaker verification technologies and patents.

We currently own a number of internet domain names, including speechworks.com.

Employees

As of December 31, 2002, we had 320 employees worldwide, including 90 in research and development, 113 in services and support, 74 in sales and marketing and 43 in finance and administration.

Availability of Periodic and Current Reports

We make available all periodic and current reports filed with the Securities and Exchange Commission, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our website can be accessed at www.speechworks.com.

Item 2.    Properties

Our principal offices are located at 695 Atlantic Avenue, in Boston, Massachusetts, where we lease approximately 53,600 square feet under leases that expire in September 2004. We also maintain regional sales and development offices in New York, San Francisco, Montreal (Canada), Puebla (Mexico), Singapore and Woking (England), as well as regional sales offices in Chicago, Atlanta, Dallas, Reston (Virginia), Sydney (Australia), Paris (France), Tokyo (Japan), Frankfurt (Germany) and Seoul (South Korea). The leases for the development offices in New York, San Francisco and Montreal expire at various times beginning in 2004 through 2016. We have entered into a sublease of our New York development office for the term of the lease. The leases for the regional sales offices are short-term. We believe that our existing facilities are adequate for our current needs.

Item 3.    Legal Proceedings

To our knowledge, we are not engaged in any legal proceeding that we expect to have a material adverse effect on our business.

Item 4.    Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of March 7, 2003:

Name	Age	Position
Stuart R. Patterson	46	President, Chief Executive Officer and Director
Richard J. Westelman	45	Chief Financial Officer
Michael S. Phillips	41	Chief Technology Officer and Director
Steven Chambers	40	Executive Vice President of Worldwide Sales and Chief Marketing Officer
William Ledingham	41	Vice President of Product Development
Charles Rutledge	38	Vice President of Customer Solutions
Alan Schwartz	37	Vice President of Business Development
Alexandra LaMaster	33	Vice President of People Strategy
Doron Gorshein	38	Vice President and General Counsel

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

Richard J. Westelman has served as our Chief Financial Officer since August 1998. Prior to joining us, from June 1996 to August 1998, he served as Chief Financial Officer and Director of Dove Associates, a strategy-consulting firm. From January 1994 to June 1996, he served as Chief Financial Officer of Vicorp Interactive Systems, Inc.

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

Steven Chambers has served as our Vice President of Worldwide Marketing since September 1999. In July 2002, he was also named to serve as Executive Vice President of Worldwide Sales and Chief Marketing Officer. From October 1998 to July 1999, he served as Vice President of Marketing at Arbortext, Inc., an XML-based information solutions company. From October 1997 to October 1998, he was the Vice President of Marketing for VDOnet, a company specializing in streaming media over the internet. From November 1991 to October 1997, he served as Vice President of Worldwide Marketing at PictureTel Corporation, a visual communications company.

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

Alan Schwartz has served as our Vice President of Business Development since July 2000. From March 1997 until July 2000, he held various positions at AT&T, including New Market Development Director for AT&T Labs. From August 1995 to March 1997, he worked as an attorney for the New York office of Debevoise & Plimpton. From September 1994 to August 1995, he worked as an attorney for the Toyko office of Nishimura & Partners.

Alexandra LaMaster joined us in January 1999 as Director of People Strategy and has served as our Vice President of People Strategy since November 2000. From June 1995 to December 1998 she held various positions at The Open Group (previously Open Software Foundation), including Human Resource Manager.

Doron Gorshein joined us in November 2001 as our Vice President and General Counsel. From May 1999 to October 2001, he held the position of Vice President and Associate General Counsel at EchoStar Communications Corporation. From September 1996 to April 1999 he was legal counsel at Voxware. Prior to that he held legal and business positions at ECI Telecom and Turner Broadcasting System.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock began trading on The NASDAQ Stock Market on August 1, 2000 under the symbol “SPWX.” The following table sets forth, for the period indicated, the high and low bid prices for the common stock, as reported by NASDAQ. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	Common Stock
	High	Low
2002:
Fourth Quarter	$3.93	$1.66
Third Quarter	$3.77	$2.15
Second Quarter	$8.16	$3.10
First Quarter	$15.18	$7.44
2001:
Fourth Quarter	$11.65	$4.55
Third Quarter	$15.40	$4.10
Second Quarter	$18.13	$4.81
First Quarter	$48.00	$6.31

On March 7, 2003, the last sale price of the common stock was $2.38

Stockholders

As of March 7, 2003, there were approximately 317 stockholders of record of the 33,224,213 outstanding shares of common stock.

Dividends

We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth. Additionally, our credit facility currently prohibits the payment of cash dividends on our capital stock.

Use of IPO Proceeds

On August 4, 2000, we completed our initial public offering of 5,462,500 shares of common stock. The offering raised approximately $100 million, net of offering expenses, for us. The following table sets forth our cumulative use of the net offering proceeds as of December 31, 2002:

Purchase and installation of machinery and equipment	$7,262,000
Acquisition of other business and completed technology	5,739,000
Repayment of indebtedness	1,404,000
Investment in unrelated third party	500,000
Working capital	34,510,000
Temporary investments:
Cash and cash equivalents.	48,910,000
All other purposes	—

The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in our Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002 and 2001 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

On January 1, 2002, we adopted Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets and ceased amortizing goodwill. During the year ended December 31, 2001, our operating results include $2,677,000 of goodwill amortization expense; there was no goodwill amortization recorded in years prior to 2001. In addition, certain amounts in the prior years’ financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on reported net loss.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product licenses	$17,773	$25,837	$16,356	$3,680	$1,567
Professional services	19,663	16,561	11,509	5,944	2,873
Other revenues	1,873	3,051	2,681	4,387	1,410
Non-cash stock compensation	(3,302)	(2,313)	(1,208)	—	—

Total revenues	36,007	43,136	29,338	14,011	5,850

Cost of revenues:
Cost of product licenses	307	350	214	153	52
Cost of professional services—non-cash stock compensation	554	617	538	139	—
—all other expenses	12,776	13,363	10,796	4,991	1,982
Cost of other revenues	1,991	2,512	1,844	2,987	890
Amortization of purchased technology	1,284	1,131	—	—	—

Total cost of revenues	16,912	17,973	13,392	8,270	2,924

Gross profit	19,095	25,163	15,946	5,741	2,926

Operating expenses:
Selling and marketing—non-cash stock compensation	2,859	4,347	2,110	225	—
—all other expenses	29,726	30,846	21,906	9,254	3,867
Research and development—non cash stock compensation	527	559	472	97	—
—all other expenses	14,674	17,076	10,596	5,164	1,881
General and administrative—non-cash stock compensation	368	425	398	47	—
—all other expenses	11,467	15,963	11,079	6,693	3,157
Amortization of intangible assets	3,832	6,509	1,916	—	—
Restructuring costs	8,006	—	—	—	—

Total operating expenses	71,459	75,725	48,477	21,480	8,905

Loss from operations	(52,364)	(50,562)	(32,531)	(15,739)	(5,979)
Interest and other income, net	292	3,758	3,244	276	219

Loss before income taxes	(52,072)	(46,804)	(29,287)	(15,463)	(5,760)
(Benefit) provision for income taxes	(175)	45	309	—	—

Net loss	(51,897)	(46,849)	(29,596)	(15,463)	(5,760)
Accretion and deemed dividend on redeemable convertible preferred stock	—	—	(6,955)	(1,904)	(789)

Net loss attributable to common stockholders	$(51,897)	$(46,849)	$(36,551)	$(17,367)	$(6,549)

Basic and diluted net loss per common share	$(1.58)	$(1.46)	$(2.29)	$(3.28)	$(1.44)
Shares used in computing basic and diluted net loss per common share	32,750	31,981	15,935	5,298	4,537

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$46,901	$55,534	$99,203	$11,474	$4,486
Marketable securities	2,009	24,264	14,370	—	—
Working capital	47,212	79,002	115,920	12,133	5,156
Total assets	87,829	124,788	144,374	20,566	9,162
Long-term debt, net of current portion	843	1,201	292	833	161
Redeemable convertible preferred stock	—	—	—	43,507	17,749
Total stockholders’ equity (deficit)	$65,266	$107,859	$131,439	$(28,248)	$(11,457)

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and the related notes that are included elsewhere in this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains a number of forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other important factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ significantly from those expressed, implied or forecasted in the forward-looking statements. These risks and uncertainties include, among others, those described in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K.

Overview

We are a leading provider of software products and professional services that enable enterprises, carriers and government organizations to offer automated, speech-activated services over any telephone. With our network-based speech recognition solutions, consumers can direct their own calls, obtain information and conduct transactions automatically, simply by speaking naturally over any telephone, anytime. With our network-based text-to-speech (“TTS”) solutions, consumers can experience natural-sounding synthesized speech that supports a number of applications, including unified messaging. With our network-based speaker verification solutions, companies can deploy speech systems with additional caller security and personalization. With our embedded technologies in both speech recognition and TTS, SpeechWorks can enable automobile and device manufacturers to support both speech recognition and TTS on the device or in the automobile itself.

We market our products and services primarily in North America, Europe, and AsiaPacific. We sell our products and professional services to our enterprise and carrier clients through our direct sales force, and indirectly through value-added resellers and original equipment manufacturers (“OEMs”). We also sell our products and services to service bureaus, application service providers, and portals who use them to offer speech-enabled services to their customers. We currently have relationships with over 175 value-added resellers and OEMs. Revenue from our resellers, OEMs and application service providers accounted for 60.1% of our total revenue for 2002, 58.1% of our total revenue for 2001 and 49.6% of our total revenue for 2000. We expect that revenue derived from sales to resellers and OEMs will remain between 50% to 60% of our total revenue for 2003.

Our typical customer arrangement includes a signed contract between the customer and us in which we generally offer payment terms ranging from 30 to 90 days and no rights of return of delivered products.

In 2002, no single customer or reseller represented greater than 10% of our total revenue. In 2001, one reseller, InterVoice, represented 19.3% of our total revenue. In 2000, InterVoice represented 16.1% of our total revenue.

We began selling our products and services to clients outside the United States in 1999, and such international sales accounted for 21.4% of our total revenue for 2002, 9.5% of our total revenue for 2001 and 14.0% of our total revenue for 2000. We expect the portion of our total revenue derived from sales to clients outside the United States to increase as we expand our international sales efforts and distribution channels.

Prior to January 1, 2002, general and administrative expenses included all occupancy-related expenses and all depreciation expense. Effective January 1, 2002, we are allocating these shared costs to cost of professional services, selling and marketing expense and research and development expense, based upon employee headcount in these areas. We believe that this reflects more accurately the results of our operations. Prior year financial statements amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on reported net loss.

Our cost of revenues consists of the cost of our product licenses, cost of professional services, cost of resold hardware and services and amortization of purchased technology. Cost of product licenses consists primarily of royalties that we pay to Massachusetts Institute of Technology, International Business Machines and Rutgers University that are equal to a percentage of our product license revenue for automated speech recognition, certain text-to-speech products and speaker verification products, respectively, as well as royalties paid to other vendors under specific technology licensing arrangements. Cost of professional services revenues consists of our direct labor and related benefits costs for project teams, taxes, project-specific travel expenses and allocated corporate occupancy and depreciation costs. Cost of other revenues consists of the cost of third-party hardware, which we resell, and payments to the third-party providers of outsourced facilities management services. Amortization of purchased technology represents expense recognition of technology acquired in the purchase of Eloquent Technology, Inc. (“ETI”) in January 2001 and technology acquired from T-Netix, Inc. (“T-Netix”) in July 2002. The ETI technologies are being amortized over their expected useful lives of 60 months, while the T-Netix technology is being amortized over its expected useful life of 36 months.

Our selling and marketing expenses consist primarily of compensation and related expenses, sales commissions and travel expenses, along with other marketing expenses, including advertising, trade shows, public relations, direct mail campaigns, seminars and other promotional expenses and allocated corporate occupancy and depreciation costs. Our research and development expenses consist primarily of compensation and related expenses for our personnel and, to a lesser extent, independent contractors, who work on new products, enhancements to existing products and the implementation of our products in new languages and allocated corporate occupancy and depreciation costs. Our general and administrative expenses consist primarily of compensation for our administrative, financial and information technology personnel, occupancy and overhead expense, and company-wide professional fees, including recruiting, legal and accounting fees, as well as increases to our allowance for doubtful accounts. Our non-cash stock compensation charges result from non-cash charges for stock options, stock warrants or common shares issued with exercise or purchase prices that are less than the fair market value of our common stock on the date of grant and the fair value of warrants issued to non-employees.

We receive interest income by investing the proceeds that we raised in our prior equity financings and initial public offering. Interest expense is incurred primarily from amounts we owe under our line of credit and equipment lines of credit. Other income and expenses include foreign currency transaction gains and losses as well as impairment charges for investments held in unrelated third parties.

Since our incorporation in 1995, we have experienced recurring net losses, including net losses of $29.6 million in 2000, $46.8 million in 2001 and $51.9 million in 2002 resulting in an accumulated deficit of $164.7 million at December 31, 2002. The ongoing weakness of the overall economy may continue to depress IT spending, even though our bookings and revenue performance in the fourth quarter of 2002 suggest that our prospects for growth in the coming year are good. In this context during January 2003, we implemented cost savings measures, which we estimate will reduce quarterly expenses by 12.5% in 2003, enabling us to reduce our cash burn and make progress toward break-even financial results. We believe that the demand for speech will grow substantially in the next few years and that SpeechWorks will be a leader in the market. Based upon cash savings expected from the headcount reductions in July 2002 and January 2003, combined with expected reductions in lease payments as a result of our December 2002 restructuring plan, which included the sublease of our New York development office, we believe that existing cash and cash equivalents and marketable securities and borrowings available under our bank financing agreements will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Management has the ability to implement additional actions to further reduce costs, if necessary. In the event we require additional financing, we believe that we would be able to obtain such funding, however, there can be no assurances that we would be successful in doing so or that we could do so on terms favorable to us.

Due to our operating losses, we have recorded no provision or benefit for U.S. federal or state income taxes in relation to these losses for any period since our inception. During 2002, we recorded a benefit for income taxes of $175,000, representing amounts owed in foreign jurisdictions related to income of our foreign operations, offset by an income tax credit received in Canada related to research and development credits. We expect to earn additional research and development credits in Canada during 2003, which will offset some of our expected income tax in foreign jurisdictions. During 2001 and 2000, we recorded a provision for income taxes of $45,000 and $309,000, respectively, representing amounts owed in foreign jurisdictions related to income of our foreign operations. As of December 31, 2002, we had $68.4 million of net operating loss carryforwards for federal income tax purposes, which expire at various dates through 2022. Our ability to use these net operating losses in future periods is not sufficiently assured and therefore, these tax assets carry no value on the balance sheet.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Estimating valuation allowances, specifically the allowance for doubtful accounts;

•	Valuation of long-lived assets and goodwill;

•	Acquisition accounting; and

•	Stock compensation accounting.

Revenue recognition.    We derive our revenue primarily from two sources. We sell product licenses, either directly to clients or through third-party distribution channels such as value-added resellers, OEMs and system integrators. Our distributors generally order software from us based on end-user orders and do not order to stock. To support the sale, installation and operation of our products, we also provide professional services, consisting of developing custom software applications, user interface design consulting, non-recurring platform development services, project management, training, feasibility studies and maintenance and technical support. We also resell hardware or facilities management services when clients expressly request that we do so and therefore, such revenue is considered other revenue.

We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-9, and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. We recognize revenue from the licensing of software, provided that the arrangement does not require significant modification or customization of the software, any services included in the arrangement are not considered essential to the functionality of the software, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured, as follows:

•	When we license our software and do not provide any professional services, we recognize the license revenue when we ship the software to the client.

•	When OEM’s license our software, we receive a royalty. We typically recognize the revenue from these royalties upon delivery to the third party when such information is available, or when the OEM making the sale notifies us of the sale.

•	When we license software in connection with custom software applications developed by us, we recognize the revenue over the life of the development project, concurrent with any related services fees as described below.

We recognize revenue from professional services, provided that evidence of the arrangement exists, the fees are fixed or determinable and collectibility is reasonably assured, as follows:

•	When we provide professional services such as custom applications and other services considered essential to the functionality of the software for a fixed fee, we recognize revenue from the fees for such services and any related software licenses as we complete the project using the percentage-of-completion method. We determine the percentage-of-completion by comparing the labor hours we have incurred to date to our estimate of the total labor hours required to complete the project based on regular discussions with our project managers. This method is used because we consider expended labor hours to be the most reliable, available measure of progress on these projects. Adjustments to contract estimates are made in the periods in which facts resulting in a change become known. When the estimate indicates a loss, such loss is provided for in its entirety. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

•	Other professional services not considered essential to the functionality of the software are limited and primarily include training and feasibility studies. When we provide services on a time and materials basis, we recognize revenue as we perform the services based on actual time incurred.

•	When we provide support and maintenance services, we recognize the revenue ratably over the term of the related contracts, typically one year.

Our sales may include, under one contract or related contracts, software licenses, custom software applications and other services considered essential to the functionality of the software and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on its fair value, equal to its stated list price as a fixed percentage of the related software product’s price. The remainder of the total contract value is then attributed to the software license and related professional services, which are recognized as revenue as described above. As a result, discounts inherent in the total contract value are attributed to the software license and related professional services. For revenue classification, we allocate the contract value using the fair value of professional services, based on the fee charged when services are sold separately, and record that as professional services revenue; all remaining amounts are recorded as product license revenue. We may sell, under one contract or related contracts, software licenses, a maintenance and support arrangement and professional services not considered essential to the functionality of the software. In those arrangements, the total contract value is attributed first to the undelivered elements of maintenance and support and professional services based on their fair values as described above. The remainder of the contract value is attributed to the software licenses that are typically recognized as revenue upon delivery, provided all other revenue recognition criteria are met. As a result, discounts inherent in the total contract value are attributed to the software licenses.

Under our maintenance and support arrangements, we offer unspecified upgrades and enhancements on software products only on a when-and-if-available basis. Typically, we do not contract in advance for specified upgrades, enhancements or additional software products. In arrangements where we agree to provide additional products, specified upgrades or enhancements, we allocate revenue from the entire arrangement among all elements of the order, including future deliverables, based on the relative fair values, based on the fee charged when products are sold separately. We defer recognition of revenue allocated to the specified future deliverable until delivery has occurred and any remaining contractual terms relating to that element have been met. In situations where fair value does not exist for all elements to be delivered under the arrangement, we defer all revenue from the arrangement until the earlier of the date when all elements have been delivered or fair value exists for all undelivered elements. We do not generally offer rights of return to our customers. In situations where negotiated contracts require rights of return, we do not recognize revenue until all significant obligations have been delivered and accepted by the client.

At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from the invoice date, we do not consider the fee to be fixed or determinable. In these cases, we recognize revenue as the fees become due.

We assess collection risk based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer by reviewing credit reports from Dun and Bradstreet, as well as bank and trade references. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Significant judgments and estimates are involved in assessing the collectibility of cash in customer transactions. Different assumptions could yield materially different results.

Effective January 1, 2002, we adopted Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-09”). EITF 01-09 addresses whether a vendor should recognize consideration, including equity instruments, given to a customer as an expense or an offset to revenue being recognized from that same customer. Consideration given to a customer is presumed to be a reduction of revenue unless both the following conditions are met:

•	We receive an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer’s purchase of our products and services such that we could have purchased the products from a third party, and

•	we can reasonably estimate the fair value of the benefit received.

If both of these conditions are met, consideration paid to the customer is recognized as an expense. If consideration, including equity instruments, does not meet the above criteria, we must characterize the consideration as a reduction of revenue, to the extent there is cumulative revenue from such customer or reseller. Any amount in excess of cumulative revenue being recognized from that customer or reseller for such consideration is recorded as an expense.

Identifying transactions that are within the scope of EITF 01-09, determining whether those transactions meet the criteria for recognition as an expense and determining the methodology of cost recognition associated with these arrangements requires us to make significant judgments. If we reached different conclusions, reported revenue could be materially different.

We record reimbursements received for out-of-pocket expenses as professional services revenue, with offsetting costs recorded as cost of revenue. Our out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, hotel stays and out-of-town meals.

Allowance for doubtful accounts.    Management must make estimates of any uncollectibility of our accounts receivable resulting from the inability of our customers to make payments. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We record the allowance for doubtful accounts on a specific-identification basis and based on our historical write-off experience. If the financial condition of a customer deteriorates after entering into a revenue arrangement resulting in an impairment of their ability to make payments, additional allowances may be required. Significant judgments and estimates are involved in assessing the collectibility of customer transactions. Different assumptions could yield materially different results.

Long-lived assets and goodwill.    We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

When we determine that the carrying value of intangibles and long-lived assets, other than goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we compare projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles with their carrying value. If the carrying value of the long-lived asset exceeds its expected undiscounted cash flows, the fair market value of the asset is compared with its carrying value and if the carrying value exceeds the fair value, an impairment loss equal to the excess is recorded. Determining the fair value of individual assets may include significant judgments by management. Different assumptions could yield materially different results. For impairment tests of goodwill, we compare our consolidated book value to our fair market value, as determined by the market value of our common stock. We use this method since management has assessed that we operate in one reporting unit.

Acquisition accounting.    In January 2001, we acquired Eloquent Technology, Inc. (ETI) and determined the fair market value of assets acquired and liabilities assumed. The principal asset acquired was completed technology related to text-to-speech, and the tools used to develop additional languages. The fair value of this asset was estimated based on the discounted future cash flows from the sale of the completed technology. We estimated that we would generate sufficient revenue from the licensing of this technology to meet the minimum royalty payments owed to IBM under a development and royalty agreement that we assumed in the acquisition. This agreement with IBM has minimum royalties due through 2005. We estimated that the useful life of the acquired technology would be five years. On July 22, 2002, we acquired certain technology and patent rights related to speaker verification from SpeakEZ, Inc., a wholly owned subsidiary of T-NETIX, Inc. The fair value of the technology acquired was estimated using a cost avoidance methodology, since we would no longer be required to make third-party royalty payments upon sales of this technology. We estimated the useful life of this acquired technology would be three years. Significant judgments and estimates are involved in determining the fair market value of assets acquired and their useful lives. Different assumptions could yield materially different results.

Stock compensation accounting.    In connection with the grant of certain options to employees through June 30, 2000, we recorded deferred stock compensation within stockholders’ equity of $10.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options.

Additionally, on August 1, 2000, in connection with the sale of common stock in private placements to Net2Phone and America Online (AOL), concurrent with our initial public offering, we recorded deferred stock compensation within stockholders’ equity of $5.4 million. This amount represents the difference between the price of the public offering of $20.00 per share and the price paid by Net2Phone and AOL of $12.46 per share. This amount is presented as a reduction of stockholders’ equity and is being amortized to the statement of operations over the three-year term of the concurrently entered arrangements.

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

Significant judgments and estimates were involved in determining the proper valuation of deferred stock compensation related to employee stock options because at the time of grant there was no available market for our common stock. Significant judgments and estimates were involved in determining the proper valuation of stock, stock options and stock warrants issued at below fair market values and their useful lives. Different assumptions would have yielded materially different results.

Results of Operations

The following table sets forth consolidated financial data for the periods indicated as a percentage of our total revenues.

	Year Ended December 31,
	2002	2001	2000
Revenues:
Product licenses	49%	60%	56%
Professional services	55	38	39
Other revenues	5	7	9
Non-cash stock compensation	(9)	(5)	(4)

Total revenues	100%	100%	100%

Cost of revenues:
Cost of product licenses	1%	1%	1%
Cost of professional services — non-cash stock compensation	2	1	2
— all other expenses	35	31	37
Cost of other revenues	5	6	6
Amortization of purchased technology	4	3	—

Total cost of revenues	47	42	46

Gross profit	53	58	54

Operating expenses:
Selling and marketing — non-cash stock compensation	8	10	7
— all other expenses	82	72	75
Research and development — non-cash stock compensation	1	1	2
— all other expenses	41	40	36
General and administrative — non-cash stock compensation	1	1	1
— all other expenses	32	37	38
Amortization of intangible assets	11	15	6
Restructuring costs	22	—	—

Total operating expenses	198	176	165

Loss from operations	(145)	(118)	(111)
Interest and other income, net	1	9	11

Loss before income taxes	(144)	(109)	(100)
(Benefit) provision for income taxes	—	—	1

Net loss	(144)%	(109)%	(101)%

Comparison of Years Ended December 31, 2002, 2001 and 2000

Total revenues.    Our total revenues (including non-cash stock compensation) decreased 16.5% to $36.0 million in 2002 from $43.1 million in 2001 and increased 47.0% in 2001 from $29.3 million in 2000. Revenue from international sales was $7.7 million in 2002, an increase of 86.1% from $4.1 million in both 2001 and 2000. International revenues as a percentage of total revenues were 21.4% in 2002, 9.5% in 2001 and 14.0% in 2000. The increase in international revenues in 2002 reflects the growing acceptance of speech recognition software in markets outside of the United States. We anticipate that international revenues will continue to represent 15% to 25% of our total revenues in the future.

Revenue from product licenses.    Revenue from the licensing of proprietary software decreased 31.2% to $17.8 million in 2002 from $25.8 million in 2001 and increased 58.0% in 2001 from $16.4 million in 2000. This decline in product licenses revenue from 2001 to 2002 resulted from the overall slowdown in the economy in general and in technology capital spending specifically. This was particularly true among our telecommunications customers and in orders generated through our distribution channels. There was a significant decline in demand from one reseller during 2002 who previously had accounted for over 19% of our total revenue for the year ended December 31, 2001, but represented less than 10% of our total revenue for the year ended December 30, 2002. The growth in revenue from 2000 to 2001 resulted from a growing market acceptance of our speech activated solutions by enterprises, carriers and portals, our expanded sales and marketing efforts, and the improved productivity of our distribution channels, primarily OEMs. We expect that revenues from product licenses will increase as a percentage of our total revenues once economic conditions improve, capital spending increases and revenues from our resellers return to the level seen in prior years.

Revenue from professional services.    Revenue from fees we receive for professional services increased 18.7% to $19.7 million in 2002 from $16.6 million in 2001 and increased 43.9% in 2001 from $11.5 million in 2000. The growth in revenue from professional services resulted primarily from the increased demand for custom speech applications from existing and new clients over these years and the growing maintenance revenue from an increasing installed license base. We expect that revenues from professional services will continue to represent 45% to 55% of our total revenues.

Other revenues.    Other revenues totaled $1.9 million, or 5.2% of total revenue in 2002, $3.1 million, or 7.1% of total revenue in 2001 and $2.7 million, or 9.1% of total revenue in 2000. The decrease in other revenues from 2001 to 2002 is due to fewer customers purchasing hardware from us as part of the solution sold to them, along with lower facilities management revenue from one airline customer due to its bankruptcy. The increase in other revenues from 2000 to 2001 resulted primarily from several clients that requested us to provide the hardware to host our software products sold to them. We anticipate that resold hardware and facilities management revenue will continue to decline as a percentage of total revenues in the future.

Non-cash stock compensation offset to revenues.    In connection with the sale of common stock in private placements to Net2Phone and America Online, Inc. (“AOL”), concurrent with our initial public offering in August 2000, we recorded deferred stock compensation within stockholders’ equity of $5.4 million. This amount represents the difference between the price of the public offering of $20.00 per share and the price paid by each of Net2Phone and AOL of $12.46 per share. This amount is presented as a reduction of stockholders’ equity and is being amortized to the statement of operations over the three-year term of the concurrently entered arrangements. Prior to January 1, 2002, in each reporting period, the amortization of this amount was reflected first as a reduction of revenues resulting from the arrangements during the reporting period; to the extent that the amortization exceeded such revenues, the residual was reflected in operating expenses. In addition, we issued a warrant on June 30, 2000 to purchase 765,422 shares of common stock to AOL in connection with a long-term marketing agreement. The estimated value of this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $11.2 million, which is being amortized over the three-year term of the agreement. Prior to January 1, 2002, amortization of this warrant was reflected in operating expenses.

Effective January 1, 2002, we adopted Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-09”). EITF 01-09 addresses whether a vendor should recognize consideration given to a customer, including equity instruments, as an expense or an offset to revenue being recognized from that same customer. Upon adopting EITF 01-09, we determined that the AOL and Net2Phone arrangements were required to be accounted for in accordance with EITF 01-09. We further determined that these arrangements did not meet the condition that a sufficiently separable benefit had been received from AOL and Net2Phone; accordingly, recognition of the consideration must be recorded as a reduction of cumulative revenue from the respective customer. As we had recognized cumulative revenue under these arrangements as of December 31, 2000 and December 31, 2001 in excess of amounts previously recorded as a revenue offset, for the year ended December 31, 2000, we reclassified an additional $935,000 of selling and marketing non-cash stock compensation expense as an offset to revenue, resulting in a total offset of $1.2 million. For the year ended December 31, 2001, we reclassified an additional $1.2 million of selling and marketing non-cash stock compensation expense as an offset to revenue, resulting in a total offset of $2.3 million. For the year ended December 31, 2002, we recognized $3.3 million as an offset to revenue associated with these arrangements, in accordance with EITF 01-09. Amounts of $1.1 million, $3.2 million and $2.0 million which exceed the amount of cumulative revenue under each of these arrangements during the years ended December 31, 2000, 2001 and 2002, respectively, were included in selling and marketing non-cash stock compensation expense.

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

Cost of product licenses revenues.    Cost of product licenses revenues decreased by 12.3% to $307,000 in 2002 from $350,000 in 2001 and increased 63.6% in 2001 from $214,000 in 2000. These costs represented 1.7% of product licenses revenues in 2002, 1.4% of product licenses revenues in 2001 and 1.3% of product licenses revenues in 2000. The absolute dollar decrease in the cost of product licenses revenues from 2001 to 2002 resulted from the 31.2% decrease in product licenses revenues in 2002 from 2001. The increase in the cost of product licenses revenues from 2000 to 2001 resulted from the 58.0% increase in product licenses revenues in 2001 from 2000. The increase in cost of product licenses revenues as a percentage of product licenses revenues is due to the higher royalty rate owed to IBM for the sale of ETI-Eloquence products, including a minimum royalty guarantee of $200,000 per year. The IBM royalty rate is higher than the royalty rate owed to MIT. The royalty rate owed to MIT will remain at its current level of 1% of eligible license revenue until the next cumulative product sales milestone is achieved. The royalty rate owed to Rutgers University is 3% of the related speaker verification product revenue, including a minimum annual royalty commitment of $10,000. We expect our overall blended royalty rate to increase as we sell more ETI-Eloquence products.

Cost of professional services revenues.    Cost of professional services revenues decreased 4.4% to $12.8 million in 2002 from $13.4 million in 2001 and increased 23.8% in 2001 from $10.8 million in 2000. The decreased costs in 2002 reflect the lowered usage of outside contractors and consultants on customer projects during 2002. The increased costs from 2000 to 2001 are due primarily to the hiring of additional project managers, developers, user interface designers, speech scientists and technical support staff to expand our professional services organization. Such costs represented 65.0% of professional services revenues in 2002, 80.7% of professional services revenues in 2001 and 93.8% in 2000. The decrease in cost of professional services as a percentage of related revenue from 2000 to 2002 reflects improvements in margins as certain lower-margin projects were completed and replaced with higher-margin projects, improved productivity in delivering customer applications and an increase in higher-margin maintenance revenues as the installed license base continues to grow. We expect our cost of professional services revenues to remain at approximately 65% of professional services revenues during 2003.

Cost of other revenues.    Cost of resold hardware and resold facilities management services decreased 20.7% to $2.0 million in 2002 from $2.5 million in 2001 and increased 36.2% in 2001 from $1.8 million in 2000. The cost of other revenues as a percent of other revenues increased to 106.3% in 2002 from 82.3% in 2001 and 68.8% in 2000. The increase in cost of other revenues as a percentage of related revenues from 2001 to 2002 reflects the reduction of revenue from a bankrupt customer to whom we had provided facilities management services. The cost incurred to provide these services was recognized during 2002 with no corresponding revenue. The increase in cost of other revenues as a percentage of other revenues from 2000 to 2001 reflects lower margins on certain hardware related arrangements.

Amortization of purchased technology.    On January 5, 2001, we acquired all of the outstanding capital stock of Eloquent Technology, Inc., a supplier of speech synthesis, or text-to-speech technology. The purchase price of $18.8 million has been allocated to net tangible assets and liabilities acquired of ($196,000), completed technology of $5.6 million and goodwill of $13.4 million. Completed technology is being amortized on a straight-line basis through December 2005. The amortization of the purchased technology totaled $1.1 million in both 2002 and 2001.

On July 22, 2002, we acquired certain technology and patent rights related to speaker verification from SpeakEZ, Inc., a wholly owned subsidiary of T-Netix, Inc. We allocated the entire purchase price of $1.1 million to completed technology. The completed technology is being amortized on a straight-line basis through July 2005, its expected useful life. The amortization of the purchased technology totaled $153,000 in 2002.

Total operating expenses.    Our total operating expenses decreased 5.6% to $71.5 million in 2002 from $75.7 million in 2001 and increased 56.2% in 2001 from $48.5 million in 2000. The decrease in 2002 occurred in all categories of operating expense, but was partially offset by restructuring costs recorded during 2002 totaling $8.0 million. The decrease in operating expenses in absolute dollars from 2001 to 2002 included the reduction in our overall headcount from 409 at the end of 2001 to 320 at the end of 2002. The increase in cost from 2000 to 2001 occurred in all categories of operating expense as we grew our organization. The increase from 2000 to 2001 included the addition of 92 employees in 2001. As a percentage of total revenues, our operating expenses were 198.5% in 2002, 175.5% in 2001 and 165.2% in 2000. Non-cash charges are also included in total operating expenses for 2002, 2001 and 2000 as noted below.

Selling and marketing.    Selling and marketing expenses decreased 3.6% to $29.7 million in 2002 from $30.8 million in 2001 and increased 40.8% in 2001 from $21.9 million in 2000. Selling and marketing expenses as a percentage of revenues, were 82.6% in 2002, 71.5% in 2001 and 74.7% in 2000. The decrease in selling and marketing expenses from 2001 to 2002 resulted primarily from lower spending on marketing activities, along with lower commissions earned because of the reduction in total revenues. The increase in selling and marketing expenses from 2000 to 2001 resulted primarily from our investment in sales and marketing personnel and higher commissions associated with higher revenues.

From 2001 to 2002, the number of worldwide sales personnel decreased from 67 to 50 and the number of employees in marketing decreased from 33 to 24. From 2000 to 2001, the number of worldwide sales personnel increased from 58 to 67 and the number of employees in marketing increased from 25 to 33. We anticipate that selling and marketing expenses will decrease during 2003 due to lower personnel in both selling and marketing roles for the full year, as well as lower spending on marketing activities during 2003. We expect that these expenses as a percentage of revenues will be less than 70% for 2003.

Research and development.    Research and development expenses decreased by 14.1% to $14.7 million in 2002 from $17.1 million in 2001 and increased by 61.2% in 2001 from $10.6 million in 2000. Research and development expenses as a percentage of revenues were 40.8% in 2002, 39.6% in 2001 and 36.1% in 2000. The overall decrease in research and development expenses from 2001 to 2002 resulted from the reduction in the number of personnel involved in research and development from 122 to 90. The increase in research and development expenses from 2000 to 2001 resulted from increased hiring of software developers, quality assurance and testing personnel and speech scientists to develop and enhance our products. The number of personnel involved in research and development increased to 122 in 2001 from 86 in 2000. We anticipate that research and development expenses will decrease during 2003 to reflect the full year effect of the lower staffing levels and lower usage of outside consultants, and that these expenses as a percentage of revenues will be less than 30% for 2003.

General and administrative.    General and administrative expenses decreased 28.2% to $11.5 million in 2002 from $16.0 million in 2001 and increased 44.1% in 2001 from $11.1 million in 2000. General and administrative expenses as a percentage of revenues were 31.8% in 2002, 37.0% in 2001 and 37.8% in 2000. The decrease in general and administrative expenses in absolute dollars from 2001 to 2002 was primarily due to the reduction in the number of personnel involved in general and administrative functions from 56 in 2001 to 43 in 2002, along with lower spending on outside professional fees and recruiting fees. The increase in general and administrative expenses in absolute dollars from 2000 to 2001 was primarily due to additional infrastructure necessary to support our growing operations in the United States and internationally, an increase in professional services fees incurred to support our growth, increased recruiting costs, and the addition of senior-level management to lead our growth. Due to the slowdown in the economy during 2002, we reduced the overall size of our corporate infrastructure to reflect the lower level of business activity. We anticipate that general and administrative expenses will decrease during 2003 to reflect the full year impact of the lower headcount, and that these expenses as a percentage of revenue will be less than 30% for 2003.

Non-cash stock compensation.    Non-cash stock compensation charges are being recorded as a separate component of cost of professional services, selling and marketing expenses, research and development expenses and general and administrative expenses. In connection with the grant of certain options to employees through June 30, 2000, we recorded deferred stock compensation within stockholders’ equity of $10.7 million, representing the difference between the estimated fair market value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options. We recorded amortization of deferred stock compensation of $2.3 million in 2002, $2.7 million in 2001 and $2.4 million in 2000. We expect the amortization of deferred stock compensation relating to employee stock options to be approximately $1.3 million in 2003 and $218,000 in 2004.

Sales and marketing expenses—non-cash stock compensation charges also includes non-cash stock compensation of $2.0 million in 2002, $3.2 million in 2001 and $1.1 million in 2000 related to common stock issued at below fair market value to Net2Phone and AOL, along with warrants issued to AOL. In accordance with EITF 01-09, deferred compensation is first recorded as an offset to cumulative revenue recognized from the respective customer. To the extent that amortization expense is in excess of cumulative revenue recognized from the respective customer relationship, the excess amount is recognized as expense. Amounts reported in prior periods have been reclassified to conform to EITF 01-09 presentation.

Amortization of intangible assets.    On January 5, 2001, we acquired all of the outstanding capital stock of Eloquent Technology, Inc. (“ETI”), a supplier of speech synthesis, or text-to-speech technology. The purchase price of $18.8 million has been allocated to net tangible assets and liabilities acquired of ($196,000), completed technology of $5.6 million and goodwill of $13.4 million. Goodwill represents the amount by which the total purchase price exceeded the fair value of acquired net tangible and intangible assets on the acquisition date. The completed technology is being amortized as a cost or revenues on a straight-line basis through December 2005.

As of January 1, 2002, we ceased amortization of the goodwill in compliance with Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The amortization of the goodwill totaled $2.7 million during 2001.

On June 5, 2000, we entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of our common stock, we received development and distribution licenses to AT&T’s speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional technology development. In connection with this agreement, we recorded $11.5 million for the acquired intellectual property and collaborative rights, equal to the fair value of the common stock issued, which is being amortized over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights was $3.8 million in 2002, $3.8 million in 2001 and $1.9 million in 2000.

Restructuring costs.    On July 3, 2002, we announced a restructuring plan to decrease costs over the next four quarters, including a reduction of our worldwide workforce by approximately 17%, or 71 employees. The reduction in our workforce affected employees in all of our groups, including the professional services organization, and research and development, selling and marketing and general and administrative functions. In connection with this plan, we recorded a $2.1 million charge to operating expenses, relating primarily to severance and related costs of terminated employees. We paid out $1.9 million of these costs during the six months ended December 31, 2002. The remainder of the unpaid costs at December 31, 2002 will be paid in the first quarter of 2003 and will be funded from working capital. We expect our cost savings to be approximately $8.0 million on an annual basis. In December 2002, we committed to a restructuring plan to vacate two office locations during 2003. In connection with this planned action, we recorded restructuring and other related charges of $5.9 million, which represents the anticipated differences between our obligations under the terms of the leases and our estimated sublease income. The New York City office was relocated to smaller space early in January 2003 and a subtenant now occupies the vacated facility. The Montreal staff will be relocating to a new office in April 2003, with a subtenant for the remainder of the lease for the vacated space anticipated for the second half of 2003. As a result of the losses on subleases of these two vacated facilities recorded during 2002, combined with anticipated future sublease income, we expect that approximately $410,000 of annual rent expense will be removed from operating expenses for the next eight years and approximately $440,000 of annual rent expense will be removed from operating expenses from 2011 through 2016.

The following table sets forth the activity in the restructuring accrual during the year ended December 31, 2002 (in thousands):

	Employee	Facilities
	Related	Related	Total
Restructuring charge recorded in July 2002	$2,066	—	$2,066
Restructuring charge recorded in December 2002	—	$5,940	5,940
Deferred rent recorded for the New York space		310	310
Cash payments made in 2002	(1,878)	—	(1,878)

Accrued restructuring as of December 31, 2002	$188	$6,250	$6,438

Interest and other income, net.    Interest income was $995,000 in 2002, $3.9 million in 2001 and $3.6 million in 2000. Interest expense was $72,000 in 2002, $44,000 in 2001 and $131,000 in 2000. Other expenses include other non-operating costs and were $631,000 in 2002, $125,000 in 2001 and $179,000 in 2000. During 2002, other expenses included an impairment charge on a long-term investment in an unrelated third party totaling $347,000. The decrease in interest income from 2001 to 2002 reflects lower cash balances available for investing during 2002, along with lower interest rates in the market place. The increase in interest income from 2000 to 2001 was due to higher cash balances available for investing during 2000 and 2001 as a result of proceeds from our initial public offering. The increase in interest expense from 2001 to 2002 reflects the interest owed on the additional debt assumed at the end of 2001 related to our equipment lease financing arrangement. The decrease in interest expense from 2000 to 2001 reflects the lower debt outstanding during 2001 prior to the additional debt assumed at the end of 2001.

(Benefit) provision for income taxes.    During 2002, we recorded a net benefit from foreign income taxes previously accrued of $175,000, based on cash received for research and development efforts completed in Canada. We expect to earn additional research and development credits in 2003. The research and development credits received were offset by provisions for foreign income taxes of $77,000 during 2002. During 2001 and 2000, we recorded provisions for foreign income taxes of $45,000 and $309,000, respectively.

Liquidity and Capital Resources

From inception through July 31, 2000, we funded our operations primarily through private placements of convertible preferred stock totaling $60.0 million and, to a lesser extent, through bank borrowings and capital equipment lease financing. In August 2000, we raised approximately $109.0 million, before offering expenses, through completion of our initial public offering of common stock and the concurrent private placement of common stock with AOL and Net2Phone. As of December 31, 2002, we had cash and cash equivalents of $46.9 million, marketable securities of $2.0 million and $3.5 million available under our revolving line of credit, which expires on December 30, 2003. Our revolving line of credit provides for aggregate borrowings up to $5.0 million, based upon certain eligible accounts receivable. As of December 31, 2002, there was $3.5 million available for borrowings under this line of credit, with $1.5 million committed under the line of credit for outstanding letters of credit. Any amounts borrowed under this facility would be due as of December 30, 2003. Under the financing arrangement, we are required to comply with certain financial covenants related to total tangible net worth. As of December 31, 2002, we were in compliance with these financial covenants. Based on our financial projections, we believe that we will continue to meet the financial covenants required in the financing agreement. Our operating activities resulted in net cash outflows of $29.2 million in 2002, $26.2 million in 2001 and $23.6 million in 2000. The operating cash outflows for these periods resulted primarily from the difference between customer cash collections and our significant investment in research and development, sales and marketing and infrastructure.

To date, our investing activities have consisted primarily of maturities of marketable securities of $22.2 million in 2002, purchases of marketable securities of $9.9 million in 2001 and $14.4 million in 2000 and capital expenditures for property and equipment, including $1.8 million in 2002, $4.5 million in 2001 and $3.8 million in 2000. In 2002, we invested $360,000 as part of the purchase price of certain technologies from T-Netix, Inc. In 2001, we paid $5.4 million, net of cash acquired, as part of the purchase price of ETI and $500,000 was invested in another unrelated third party. Capital expenditures have consisted primarily of computer hardware, software and furniture and fixtures for our employee base. We anticipate that investment in capital equipment in 2003 will be lower than the investment in capital equipment in 2002. Total investing activities used cash of $2.2 million, excluding marketable securities maturities of $22.2 million, in 2002, used cash of $10.4 million, excluding marketable securities investments of $9.9 million, in 2001 and used cash of $3.2 million, excluding marketable securities investments of $14.4 million, in 2000.

In December 2001, we entered into an equipment line of credit with a bank. Under this agreement, we obtained the right to draw down up to $6.0 million to finance purchases of fixed assets during the twelve months ended November 30, 2002. This agreement was modified on December 30, 2002 to allow us to borrow up to $750,000 to finance purchases of fixed assets during the six months ending June 30, 2003. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the annual prime rate (5.0% at December 31, 2002), which is payable in equal monthly payments over a period of 36 months. During November 2002, we borrowed $380,000 under this line with monthly payments beginning in December 2002 and ending in November 2005. During December 2001, we borrowed $1.8 million under this line with monthly payments beginning in January 2002 and ending December 2004. Under the financing agreement, we are obligated to comply with certain financial covenants related to total tangible net worth. As of December 31, 2002, we were in compliance with these financial covenants. Based on our financial projections, we believe that we will continue to meet the financial covenants required in the financing agreement.

In March 1999, we entered into a revolving line of credit with the same bank, which as modified on December 30, 2002, provides for available borrowings of up to $5,000,000. The revolving line of credit expires on December 30, 2003. Amounts available for borrowing are based upon certain eligible accounts receivable. Borrowings under the revolving line of credit bear interest at the bank’s prime rate (5.0% at December 31, 2002), and all outstanding borrowings are due on December 30, 2003. At December 31, 2002, no amounts were outstanding under the revolving line of credit and $3,484,000 was available for borrowing, with $1,516,000 committed under this line of credit for outstanding letters of credit. Under the financing agreement we are obligated to comply with certain financial covenants related to total tangible net worth; we were in compliance as of December 31, 2002. Based on our financial projections, we believe that we will continue to meet the financial covenants required in the financing agreement.

Our financing activities generated cash of $796,000, $2.9 million and $128.8 million in 2002, 2001 and 2000, respectively. Of these financing activities, the issuance of convertible preferred stock and common stock generated net proceeds of $1.3 million, $1.6 million and $129.6 million in the same respective periods. We received proceeds from bank borrowings of $380,000, $1.8 million and $0 during the same respective years. Repayments of bank borrowings and capital leases were $904,000, $500,000 and $724,000 during 2002, 2001 and 2000, respectively.

Since our inception in 1995, we have experienced recurring net losses, including net losses of $29.6 million in 2000, $46.8 million in 2001 and $51.9 million in 2002, resulting in an accumulated deficit of $164.7 million at December 31, 2002. Our bookings and revenue performance in the fourth quarter of 2002 suggest that our prospects for growth in the coming year are good, but the ongoing weakness of the overall economy may continue to depress IT spending. In this context, during January 2003 we implemented cost savings measures which we estimate will reduce quarterly expenses by 12.5% in 2003, enabling us to reduce our cash burn and make progress toward break-even. We believe that the demand for speech will grow substantially in the next few years and that SpeechWorks will be a leader in the market. Based upon cash savings expected from the headcount reductions in July 2002 and January 2003, combined with expected reductions in lease payments as a result of our December 2002 restructuring plan, which included the sublease of our New York development office, we believe that existing cash and cash equivalents and marketable securities and borrowings available under our bank financing agreements will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Management has the ability to implement additional actions to further reduce costs, if necessary. In the event we require additional financing, we believe that we would be able to obtain such funding, however, there can be no assurances that we would be successful in doing so or that we could do so on terms favorable to us.

Contractual Obligations

The following table sets forth future payments that we are obligated to make under existing long-term debt from our equipment line of credit borrowings and operating lease commitments:

		Payments Due by Period
		(in thousands)
Contractual Obligation	Total	2003	2004-2005	2006-2007	Thereafter
Long-Term Debt	$1,569	$726	$843	$—	$—
Operating Leases	31,550	3,521	5,417	4,566	18,046

Total Contractual Cash Obligations	$33,119	$4,247	$6,260	$4,566	$18,046

In December 2002, we entered into a noncancelable sublease for our New York office space. The total future minimum rental income to be received by the Company under this sublease is $6.8 million. Such amount is not reflected in the schedule of minimum lease payments above.

Other Commercial Commitments

The following table sets forth other financial commitments under existing banking arrangements. We have obtained standby letters of credit from our bank issued against available amounts under our revolving line of credit that we have used as security deposits for various office leases. In the event of default on these lease commitments, the landlord would be eligible to draw down against their respective standby letter of credit. At December 31, 2002, we are not in default on any of our leased facilities.

		Amount of Commitment Expiration by Period
		(in thousands)
Other Commercial Commitments	Total	2003	2004-2005	2006-2007	Thereafter
Standby Letters of Credit	$1,516	$56	$367	$45	$1,048

Royalty Commitments

Under the terms of the ETI acquisition, we assumed the royalty commitments to IBM for the sale of software products developed under an agreement between ETI and IBM. Under the terms of the agreement, the maximum amount of royalties owed to IBM will be $5.0M. As of December 31, 2002, our remaining obligation under the agreement was $4.3 million. In July 2002, in connection with the acquisition of speaker verification technology from T-Netix, we assumed royalty commitment to Rutgers University for the sale of products developed at Rutgers University and licensed to T-Netix. Under the terms of the agreement, we are obligated to pay royalties of 3% of revenue received from the Rutgers University products, with an annual minimum of $10,000, through 2015. We are obligated to pay an annual minimum royalty of $50,000 to MIT for the sale of software products developed using their technology. The following table sets forth the future minimum royalties owed to IBM and MIT under these agreement, along with the royalty rates.

		Amount of Minimum Royalty Commitment by Period
		(in thousands)
Royalty Commitments	Total	2003	2004	2005	2006	Thereafter
Royalty Rate—Rutgers	—	3%	3%	3%	3%	3%
Royalty Commitment—Rutgers	$140	$10	$10	$10	$10	$100
Royalty Rate—IBM	—	12%	12%	12%	12%	12%
Royalty Commitment—IBM	$900	$200	$200	$500	—	—
Royalty Rate—MIT	—	1%	1%	1%	1%	1%
Royalty Commitment—MIT	$250	$50	$50	$50	$50	$50

Other Financial Commitments

As a result of the restructuring plan announced on July 3, 2002, we committed to pay severance and termination benefits to terminated employees, along with other related restructuring expenses of approximately $2.1 million. As of December 31, 2002, we have paid approximately $1.9 million. We expect the remaining committed amounts will be paid during the first fiscal quarter of 2003 and will be funded through working capital.

As a result of the restructuring plan announced on January 3, 2003, we committed to pay severance and termination benefits to terminated employees, along with other related restructuring expenses of approximately $550,000. We expect that most of these committed amounts will be paid during the first fiscal quarter of 2003 and will be funded through working capital.

As a result of our acquisition of certain technology and patent rights from T-Netix in July 2002, we are obligated to pay an additional $40,000 and issue an additional 13,436 shares of our common stock (valued at $38,000 as of July 22, 2002) on December 31, 2003, provided there has been no breach of any representations or warranties by the seller, as set forth in the purchase and sale agreement. Additionally, we assumed certain liabilities totaling $321,000 which will be paid no later than January 1, 2004. T-Netix is also able to earn up to $2.0 million of additional shares of our common stock based upon the revenue we earn for the license of the acquired technology during the first two years after the acquisition date. As of December 31, 2002, there were no additional shares owed to T-Netix.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional and annual requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. We do not expect the adoption of FIN 46 will have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We have evaluated our existing arrangements for items which would be required to be accounted for in accordance with FIN 45 and the required disclosures as of December 31, 2002 have been included in Note 10 of our consolidated financial statements.

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We are currently evaluating the scope of EITF 00-21 but believe that our multiple element arrangements fall within the scope of SOP 97-2 and therefore, EITF 00-21 will not be applicable to us.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 will have a material impact on our financial position or results of operations.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results may differ significantly from the results discussed in forward-looking statements. Important factors that could cause future results to differ materially from such expectations include: spending patterns of our domestic and international customers based upon economic conditions; the timing of sales of our products and services; market acceptance of our speech-activated systems; our reliance on resellers and original equipment manufacturers for a significant portion of our sales; our reliance on a limited number of large orders for much of our revenue, including international orders; uncertainties related to current economic, political and national security conditions; our ability to develop new products and services in the face of rapidly evolving technology; our ability to effectively integrate operations of any acquired companies; the uncertainties related to our international operations; our ability to manage growth of our business; our ability to protect our intellectual property; our ability to respond to competitive developments; and our reliance on attracting, retaining and motivating key technical and management personnel. These and other important factors are detailed from time to time in our filings with the Securities and Exchange Commission. As a result of these and other important factors, there can be no assurances that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

We have a history of losses and we expect to continue to incur net losses for the foreseeable future that may depress our common stock price.

We had an accumulated deficit of $164.7 million at December 31, 2002, and we expect to incur net losses for the foreseeable future. Net losses were $51.9 million for the year ended December 31, 2002, $46.8 million for the year ended December 31, 2001 and $29.6 million for the year ended December 31, 2000. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability. We cannot be certain we will realize sufficient revenues to achieve profitability. Moreover, if we were to achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Any additional financing that we may require in the future may not be available at all or, if available, may be on terms unfavorable to us. Failure to achieve or maintain profitability may depress the market price of our common stock.

We expect our quarterly revenues and operating results to fluctuate. If our quarterly operating results fail to meet the expectations of financial analysts and investors, the trading price of our common stock may decline.

Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of important factors are likely to cause these variations, including:

•	the timing of sales of our products and services, particularly in light of our dependence on a relatively small number of large orders, including international orders,

•	the mix of domestic and international sales,

•	the timing of product implementations, particularly large client design projects,

•	unexpected delays in introducing new products and services,

•	variation in capital spending budgets of our clients and potential clients,

•	variation in our expenses, whether related to sales and marketing, product development or administration,

•	deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects,

•	the mix of product license and services revenue, and

•	costs related to possible acquisitions of technology or businesses.

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

As a result of prolonged unfavorable economic conditions and reduced capital spending by our customers and potential customers, demand for our products and services has been adversely affected. This has resulted in decreased revenues. Many of our customers are in the telecommunications and airline industries, which have been strongly affected by the current economic downturn. If the current economic conditions continue or worsen, we may experience a material adverse impact on our business, operating results and financial condition.

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

We currently rely on a limited number of large orders for a significant portion of our revenues. As a result, our inability to secure additional significant clients during a given period or the loss of one major client could cause our quarterly results of operations to suffer. Our stock price may also be adversely affected by unexpected quarterly revenue declines caused by delays in revenue recognition.

Due to the nature of our business, in any quarter we are dependent upon a limited number of orders that are relatively large in relation to our overall revenues. For example, one reseller of ours accounted for 19.3% of our total revenue in 2001 and 16.1% of our total revenue in 2000. There was a decline in demand from this reseller, who now represents less than 10% of our total revenues for the year ended December 31, 2002. There was no single customer that represented more than 10% of our total revenues in 2002. Our speech-activated products and services require significant expenditures by our clients and typically involve lengthy sales cycles. We may spend significant time and incur substantial expenses educating and providing information to prospective clients. Any failure to complete a sale to a prospective client during a quarter could result in revenues and operating results for the quarter that are lower than expected.

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

We rely on resellers and original equipment manufacturers for a portion of our sales. The loss of one or more resellers or original equipment manufacturers could limit our ability to sustain and grow our revenues.

For the year ended December 31, 2002, 60.1% of our sales were attributable to our resellers and OEMs. In 2001, 58.1% of our sales were attributable to our resellers and original equipment manufacturers, or OEMs, especially InterVoice, Inc., which accounted for 19.3% of our sales in 2001. We intend to increase our sales through resellers in the future. As a result, we are in part dependent upon the continued success and viability of our resellers and OEMs, as well as their continued interest in selling our products. The loss of a key reseller or OEM or our failure to develop and sustain new reseller and OEM relationships could limit our ability to sustain and grow our revenues.

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

Our international sales represented 21.4% of our revenue for the year ended December 31, 2002, 9.5% of our revenue in 2001 and 14.0% in 2000. We expanded our direct and indirect international sales force in 2001, which helped us increase our international revenues in 2002. We have limited experience in international operations and international product and service sales, and there can be no assurance we will be successful in our international business. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

•	difficulties and costs of staffing and managing foreign operations,

•	difficulties in establishing and maintaining an effective international reseller network,

•	the burden of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements,

•	political and economic instability outside the United States,

•	import or export licensing and product certification requirements,

•	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries,

•	potential adverse tax consequences, including higher marginal rates,

•	unfavorable fluctuations in currency exchange rates, and

•	limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

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

If we fail to develop new products and services in the face of our industry’s rapidly evolving technology, our future operating results may be adversely affected.

Our growth and future operating results will depend, in part, on our ability to keep pace with:

•	rapidly changing speech recognition and speech synthesis technology,

•	evolving industry standards and practices,

•	frequent new speech-activated service and product introductions and enhancements, and

•	changing client requirements and preferences for their automated speech systems.

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

Our business operations have changed due to volatility in our industry. We experienced significant growth in the past. From December 31, 2000 to December 31, 2001, the number of our employees increased from 317 to 409. However, in July 2002, we reduced our workforce by approximately 17%. Our headcount as of December 31, 2002 was 320. We may be required to expand or contract our business operations in the future, and as a result may need to expand or contract our management, operational, financial and human resources, as well as management information systems and controls, to respond to any such growth or contraction. Our failure to manage these types of changes would place a burden on our business and our management team, which could cause our business to suffer.

Our application software may contain defects, which could result in delayed or lost revenue, expensive corrections, liability to our clients and claims against us.

We design, develop and implement complex speech-activated solutions that are crucial to the operation of our clients’ products and businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse client reaction and negative publicity about us or our products and services or require expensive and time consuming corrections. Also, due to the developing nature of speech recognition technology, text-to-speech technology and speaker verification technology, our products are not currently and may never be accurate in every instance. In addition, third party technology that is included in our products could contain errors or defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages, which, even if unsuccessful, would likely be time consuming and could result in costly litigation and payment of damages. Such claims could have an adverse effect on our financial results and competitive position.

Our current and potential competitors in the speech-activated solutions market, some of whom have greater resources and experience than we do, may offer products and services that may cause demand for, and the prices of, our products to decline.

A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the speech recognition and text-to-speech software market include AT&T, Elan, Fonix, IBM, Lucent Technologies, Microsoft, Nuance Communications, Philips Communications, Phonetic Systems, Rhetorical, ScanSoft, Telisma and Temic. Furthermore, we expect consolidation in our industry, and other companies may enter our markets by acquiring, or entering into strategic relationships with, our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

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

We rely on our intellectual property rights and if we are unable to protect these rights, we may face increased competition. Protection of our intellectual property rights is uncertain and may be costly.

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

Litigation may be necessary to enforce our intellectual property rights and trade secrets. These lawsuits, regardless of their success, would likely be time consuming and expensive to resolve and would divert management’s time and attention away from our business.

We may undertake strategic acquisitions or investments in the future and any difficulties from integrating such acquisitions or investments could damage our ability to attain or maintain profitability. The anticipated benefits of strategic acquisitions or investments may never be realized.

We may acquire or make significant investments in businesses and technologies that complement or augment our existing business and technologies. Integrating any newly acquired businesses or technologies could be expensive and time-consuming and could divert management’s time and attention away from our on-going business. We may not be able to integrate any acquired business, products, employees or technology successfully and our failure to do so could harm our business. We cannot guarantee that we will realize any anticipated benefits from such acquisitions or investments. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire or make significant investments in any businesses or technologies, which may result in dilution to our current stockholders and the incurrence of indebtedness. We may not be able to operate acquired businesses profitably.

Some of our customer contracts include rights of indemnification for intellectual property infringement. In the event that we are required to indemnify our customers there could be a material adverse affect on our results of operations.

We enter into standard indemnification agreements in the ordinary course of business through our customer contracts. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Although we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements, in the event that any of our products or solutions were found to violate intellectual property rights, then amounts paid to our customers could have a material adverse effect on our ongoing operations.

We may expend significant resources to defend against claims of infringement by third parties, and if we are not successful we may lose significant rights or be required to enter into disadvantageous license or royalty agreements.

Currently, in the software industry there are frequent assertions of patent infringement by owners of patents, and assertions of other violations of intellectual property rights such as trademarks, copyrights, and trade secrets. In addition, there are a large number of patents in the speech processing area. Although we do not believe that we are infringing on any patent rights, the holders of patents may claim that we are doing so. If any claim were made against us, our business could be harmed, particularly if we are unsuccessful in defending such claim. If we are forced to defend any claim, whether it is with or without merit or is determined in our favor, then we may face costly litigation, diversion of technical and management personnel, delays in future product releases or injunctions preventing us from selling our products and services. We may also be required to enter into costly and burdensome royalty and licensing agreements. Any royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.

Our products incorporate technology we license from others. Our inability to maintain these licenses could have a material adverse effect on our business.

Some of the technology included in, or operating in conjunction with, our products is licensed by us from others. For example, we currently license certain text-to-speech technology from IBM, text-to-speech and other technology relating to computer processing of the human voice from AT&T, speaker verification technology from Rutgers University and software and technology from MIT. Certain of these license agreements are for limited terms. If for any reason these license agreements terminate, we may be required to seek alternative vendors and may be unable to obtain similar technology on favorable terms, or at all. If we are unable to obtain alternative license agreements, we could be required to modify some features of our products, which could adversely affect sales of our products and services.

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

We are exposed to market risk related to changes in interest rates associated with our cash equivalents and marketable securities of $47.0 million at December 31, 2002. Cash equivalents and marketable securities are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in comprehensive income or loss. We believe that the effect of any reasonably possible near-term changes in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Accountants	44

Consolidated Balance Sheet as of December 31, 2002 and 2001	45

Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000	46

Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	47

Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000	48

Notes to Consolidated Financial Statements	49-72

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of SpeechWorks International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SpeechWorks International, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 74 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, on January 1, 2002, upon adoption of Statement of Financial Accounting Standards No. 142, the Company changed its method of accounting for goodwill.

/S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January	28, 2003

SPEECHWORKS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2002	2001
	(in thousands, except share information)
ASSETS

Current assets:
Cash and cash equivalents	$46,901	$55,534
Marketable securities	2,009	24,264
Accounts receivable, net of allowance for doubtful accounts of $1,266 and $1,428, respectively	11,707	12,669
Prepaid expenses and other current assets	2,536	2,263

Total current assets	63,153	94,730
Fixed assets, net	5,384	6,719
Intangible assets, net	6,258	10,271
Goodwill, net	10,707	10,707
Other assets	2,327	2,361

Total assets	$87,829	$124,788

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,162	$2,074
Accrued compensation	2,026	3,574
Accrued restructuring	951	—
Accrued expenses	3,043	3,063
Deferred revenue	8,033	6,125
Current portion of notes payable	726	892

Total current liabilities	15,941	15,728
Notes payable, net of current portion	843	1,201
Deferred revenue	292	—
Accrued restructuring	5,487	—

Total liabilities	22,563	16,929

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,112,643 and 32,347,954 shares issued and outstanding, respectively	33	32
Additional paid-in capital	235,100	234,563
Deferred stock compensation	(5,165)	(13,889)
Accumulated other comprehensive loss	(4)	(46)
Accumulated deficit	(164,698)	(112,801)

Total stockholders’ equity	65,266	107,859

Total liabilities and stockholders’ equity	$87,829	$124,788

The accompanying notes are an integral part of these consolidated financial statements.

SPEECHWORKS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Revenues:
Product licenses	$17,773	$25,837	$16,356
Professional services	19,663	16,561	11,509
Other revenues	1,873	3,051	2,681
Non-cash stock compensation	(3,302)	(2,313)	(1,208)

Total revenues	36,007	43,136	29,338

Cost of revenues:
Cost of product licenses	307	350	214
Cost of professional services—non-cash stock compensation	554	617	538
—all other expenses	12,776	13,363	10,796
Cost of other revenues	1,991	2,512	1,844
Amortization of purchased technology	1,284	1,131	—

Total cost of revenues	16,912	17,973	13,392

Gross profit	19,095	25,163	15,946

Operating expenses:
Selling and marketing—non-cash stock compensation	2,859	4,347	2,110
—all other expenses	29,726	30,846	21,906
Research and development—non-cash stock compensation	527	559	472
—all other expenses	14,674	17,076	10,596
General and administrative—non-cash stock compensation	368	425	398
—all other expenses	11,467	15,963	11,079
Amortization of intangible assets	3,832	6,509	1,916
Restructuring costs	8,006	—	—

Total operating expenses	71,459	75,725	48,477

Loss from operations	(52,364)	(50,562)	(32,531)
Interest income	995	3,927	3,554
Interest expense	(72)	(44)	(131)
Other expenses, net	(631)	(125)	(179)

Loss before income taxes	(52,072)	(46,804)	(29,287)
(Benefit) provision for income taxes	(175)	45	309

Net loss	(51,897)	(46,849)	(29,596)
Accretion and deemed dividend on redeemable convertible preferred stock	—	—	(6,955)

Net loss attributable to common stockholders	$(51,897)	$(46,849)	$(36,551)

Basic and diluted net loss per common share	$(1.58)	$(1.46)	$(2.29)
Shares used in computing basic and diluted net loss per common share	32,750	31,981	15,935

The accompanying notes are an integral part of these consolidated financial statements.

SPEECHWORKS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	(in thousands)
Balance at December 31, 1999	9,247	$43,507	5,585	$6	$5,978	$(4,905)	$—	$(29,327)	$(28,248)
Issuance of preferred stock, including related issuance costs of $74	2,545	20,001						(74)	(74)
Accrual of cumulative dividends on redeemable convertible preferred stock		1,765						(1,765)	(1,765)
Issuance of common stock upon initial public offering, net of issuance costs of $1,820			5,463	6	99,777				99,783
Sale of common stock in private placement			722	1	8,999				9,000
Accretion of redeemable convertible preferred stock to redemption value		5,190						(5,190)	(5,190)
Conversion of redeemable convertible preferred stock to common stock in connection with the initial public offering	(11,792)	(70,463)	16,415	16	70,447				70,463
Issuance of common stock upon warrant exercises			431	—	85				85
Issuance of common stock upon acquiring intellectual property and collaborative rights			1,045	1	11,494				11,495
Issuance of common stock upon exercise of employee stock options			922	1	767				768
Deferred compensation related to employee stock option grants, issuance of warrants and issuance of common stock at less than fair market value					21,972	(21,972)			—
Amortization of deferred stock compensation						4,726			4,726
Unrealized gain on marketable securities							4		4	$4
Foreign currency translation adjustment							(12)		(12)	(12)
Net loss								(29,596)	(29,596)	(29,596)

Comprehensive loss										$(29,604)

Balance at December 31, 2000	—	—	30,583	31	219,519	(22,151)	(8)	(65,952)	131,439
Issuance of common stock upon acquisition of Eloquent Technology, Inc.			300	—	13,457				13,457
Issuance of common stock upon warrant exercises			727	—	—
Issuance of common stock upon exercise of employee stock options and under the employee stock purchase plan			738	1	1,587				1,588
Amortization of deferred stock compensation						8,262			8,262
Unrealized gain on marketable securities							12		12	$12
Foreign currency translation adjustment							(50)		(50)	(50)
Net loss								(46,849)	(46,849)	(46,849)

Comprehensive loss										$(46,887)

Balance at December 31, 2001	—	—	32,348	32	234,563	(13,889)	(46)	(112,801)	107,859
Issuance of common stock upon acquisition of technology from T-Netix, Inc.			121	—	345				345
Issuance of common stock upon exercise of employee stock options and under the employee stock purchase plan			644	1	1,306				1,307
Issuance of warrant to consultant					19				19
Amortization of deferred stock compensation, net of cancellations upon employee terminations					(1,133)	8,724			7,591
Unrealized loss on marketable securities							(16)		(16)	$(16)
Foreign currency translation adjustment							58		58	58
Net loss								(51,897)	(51,897)	(51,897)

Comprehensive loss										$(51,855)

Balance at December 31, 2002	—	$—	33,113	$33	$235,100	$(5,165)	$(4)	$(164,698)	$65,266

The accompanying notes are an integral part of these consolidated financial statements.

SPEECHWORKS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(51,897)	$(46,849)	$(29,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,284	3,060	1,891
Amortization of intangible assets	5,116	7,641	1,916
Stock compensation expense	7,610	8,261	4,726
Provision for doubtful accounts	439	1,224	540
Impairment charge on investment	347	—	—
Transaction (gains) losses, net	(91)	125	(33)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	560	(1,397)	(8,967)
Prepaid expenses and other current assets	(248)	215	(2,039)
Other assets	(271)	(987)	(330)
Accounts payable	(933)	1,444	(200)
Accrued compensation	(1,616)	(1,065)	3,535
Accrued other expenses	6,326	(133)	2,030
Deferred revenue	2,196	2,257	2,946

Net cash used in operating activities	(29,178)	(26,204)	(23,581)

Cash flows from investing activities:
Purchases of fixed assets	(1,813)	(4,509)	(3,777)
Cash paid to acquire business including acquisition costs, net of cash acquired	(360)	(5,379)	—
Cash paid for investment	—	(500)	—
Maturities of restricted investments	—	—	573
Purchases of marketable securities	—	(89,431)	(14,366)
Maturities of marketable securities	22,255	79,549	—

Net cash provided by (used in) investing activities	20,082	(20,270)	(17,570)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(183)
Proceeds from notes payable	380	1,801	—
Principal payments on notes payable	(904)	(500)	(541)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	19,927
Proceeds from issuance of common stock under employee stock plans and warrants	1,307	1,588	853
Proceeds from sale of common stock, net of issuance costs	—	—	108,783

Net cash provided by financing activities	783	2,889	128,839

Effects of changes in exchange rates on cash	(320)	(84)	41

Net (decrease) increase in cash and cash equivalents	(8,633)	(43,669)	87,729
Cash and cash equivalents, beginning of year	55,534	99,203	11,474

Cash and cash equivalents, end of year	$46,901	$55,534	$99,203

Supplemental disclosure of cash flow information (See Note 15).

The accompanying notes are an integral part of these consolidated financial statements.

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business

SpeechWorks International, Inc. (the “Company”) is a leading provider of software products and professional services that enable enterprises, carriers and voice portals to offer automated, speech-activated services over any telephone. The Company’s speech recognition, text-to-speech and speaker verification technologies are available for network and device-based applications. The Company, which operates in one reportable segment, markets its products on a worldwide basis to companies in telecommunications, financial services, travel industries and device manufacturers, as well as to governmental agencies.

Since its incorporation in 1995, the Company has incurred net losses, including net losses of $29.6 million in 2000, $46.8 million in 2001 and $51.9 million in 2002, resulting in an accumulated deficit of $164.7 million at December 31, 2002. The Company’s bookings and revenue performance in the fourth quarter of 2002 suggest that its prospects for growth in 2003 are good, but the ongoing weakness of the overall economy may continue to depress IT spending. In this context, during January 2003 the Company implemented cost savings measures which the Company estimates will reduce quarterly expenses by 12.5% in 2003, enabling the Company to reduce its cash burn and make progress toward break-even financial results. The Company believes that the demand for speech will grow substantially in the next few years and that SpeechWorks will be a leader in the market. Based upon cash savings expected from the headcount reductions in July 2002 and January 2003, combined with expected reductions in lease payments as a result of the Company’s December 2002 restructuring plan, which included the sublease on the New York development office, the Company believes that existing cash and cash equivalents and marketable securities and borrowings available under its bank financing agreements will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Management has the ability to implement additional actions to further reduce costs, if necessary. In the event the Company requires additional financing, the Company believes that it would be able to obtain such funding, however, there can be no assurances that the Company would be successful in doing so or that the Company could do so on terms favorable to them.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents; all other securities are classified as marketable securities. All investments are classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income or loss, which is a separate component of stockholders’ equity, until realized. The Company recognizes realized gains and losses on a specific identification basis. The Company invests excess cash primarily in commercial paper, municipal notes and bonds, money market funds of major financial institutions and U.S. government agencies and corporate debt securities.

Concentration of Credit Risk and Major Customers

Financial instruments that potentially expose the Company to concentrations of credit risk are primarily comprised of cash investments and trade accounts receivable. The Company places its excess cash in marketable

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment grade securities. There are no significant concentrations in any one issuer of securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. The Company provides credit to customers in the normal course of business and management believes its credit policies reflect normal industry terms and business risk. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral since management does not anticipate nonperformance by the counterparties. When events indicate a change in a customer’s ability to make payments, the Company records a reserve for potential credit losses and such losses have been within management’s expectations.

At December 31, 2002, no single customer represented more than 10% of the Company’s accounts receivable. At December 31, 2001, 15% of the Company’s accounts receivable was due from one customer.

During the year ended December 31, 2002, no customer or reseller accounted for more than 10% of total revenues. Revenue from one reseller represented 19% and 16% of total revenues during the years ended December 31, 2001 and 2000, respectively.

Fair Value of Financial Instruments

Financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt, are carried in the consolidated financial statements at amounts that approximate their fair value as of December 31, 2002 and 2001.

Long-Lived Assets and Impairment of Long-Lived Assets

Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Fixed assets held under capital leases are stated at the lower of the fair market value of the related asset or the present value of the minimum lease payments at the inception of the lease and are amortized on a straight-line basis over either the life of the related asset or the term of the lease. Repairs and maintenance costs are charged to expense as incurred. Upon retirement or other disposition of assets, the cost and related accumulated depreciation or amortization are eliminated from the financial statements and any resulting gain or loss is reflected in results of operations.

Intangible assets, which consist primarily of completed technology, result from the Company’s purchase of technology from AT&T Corp. and T-Netix and the Company’s acquisition of Eloquent Technology, Inc. (see Note 6). Intangible assets are recorded at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives. Goodwill is recorded when the cost of acquired net assets exceeds the fair value of those net assets on the acquisition date. Through December 31, 2001, the Company amortized goodwill on a straight-line basis over its expected useful life. As of January 1, 2002, the Company ceased amortization of goodwill in compliance with Statement of Financial Accounting Standards Board No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

The Company assesses goodwill for impairment at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in an amount equal to that excess. The Company has determined that it operates in one reporting unit and as a result,

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its goodwill impairment analyses are completed by comparing the Company’s consolidated book value with its fair market value, as determined by its common stock fair value. Unless the Company’s operations change significantly, all future goodwill impairment assessments will be completed on the same basis. SFAS 142 required a goodwill impairment assessment be completed as of January 1, 2002, in addition to the required annual impairment, which the Company completed as of December 31, 2002. The Company’s impairment analyses completed during 2002 did not indicate that goodwill recorded had been impaired, and as such, no impairment charge has been reflected in the Company’s operating results. If the Company’s fair market value falls below its book value, the Company may be required to record an impairment of its goodwill and such amount may have a material adverse effect on its operating results.

The Company periodically evaluates its long-lived assets, other than goodwill, for events and circumstances that indicate a potential impairment. If such factors exist, a long-lived asset is assessed for impairment when the undiscounted expected cash flows derived from that asset are less than its carrying value. The cash flows used in this analysis take into consideration a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. The amount of an impairment would equal the difference between the estimated fair value of the asset and its carrying value. Through December 31, 2002, the Company has not recorded an impairment loss on its long-lived assets.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-9, and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Revenue from the sale of licenses to end users, value-added resellers and system integrators to use the Company’s software products is recognized upon delivery, provided that the arrangement does not require significant modification or customization of the software, any services included in the arrangement are not considered essential to the functionality of the software, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured. Revenue from royalties on sales of the Company’s products by resellers to third parties is typically recognized upon delivery to the third party when such information is available, or when the Company is notified by the reseller that such royalties are due as a result of a sale, provided that evidence of the arrangement exists, the fees are fixed or determinable and collectibility is reasonably assured.

If a significant portion of a fee is due after the Company’s normal payment terms, which are 30 to 90 days from the invoice date, the Company accounts for the fee as not being fixed or determinable. In these cases, revenue is recognized as the fee becomes due. If the Company determines that the collection of a fee is not reasonably assured, the fee is deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon cash receipt.

Professional services revenue consists of fees for developing custom software applications, user-interface design consulting, nonrecurring platform development services, project management consulting services, training, feasibility studies and support and maintenance services provided to end users, value-added resellers, system integrators and OEMs. Revenue relating to the development of custom software applications and other services considered essential to the functionality of the software, fees for licenses to use the Company’s software products in the related development effort and thereafter in conjunction with the delivered custom application and revenue relating to other professional services, provided on a fixed-fee basis, is recognized using the percentage-of-completion method of accounting, provided that collection of the related receivable is reasonably assured. In applying this method, the Company measures each project’s percentage-of- completion by the ratio of labor hours incurred to date to estimated total labor hours to complete the project. This

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method is used because management considers expended labor hours to be the best available measure of progress on these projects. Adjustments to contract estimates are made in the periods in which the facts requiring such revisions become known. When the estimate indicates a loss, such loss is provided for in its entirety. Other professional services not considered essential to the functionality of the software are limited and primarily include training and feasibility studies. When services are provided on a time and materials basis, revenue is recognized as the services are rendered. Revenue related to maintenance and support arrangements is recognized ratably over the contract period. Other revenue primarily consists of resold hardware sales and other resold facilities management services provided to end users.

The Company may sell, under one contract or related contracts, software licenses, custom software applications and other services considered essential to the functionality of the software and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on its fair value, equal to its stated list price as a fixed percentage of the related software product’s price. The remainder of the total contract value is then attributed to the software license and related professional services which are typically recognized as revenue using the percentage of completion method. As a result, discounts inherent in the total contract value are attributed to the software license and related professional services. For revenue classification, the Company allocates the contract value using the fair value of professional services, based on the fee charged when services are sold separately, and records that as professional services revenue; all remaining amounts are recorded as product license revenue. The Company may sell, under one contract or related contracts, software licenses, a maintenance and support arrangement and professional services not considered essential to the functionality of the software. In those arrangements, the total contract value is attributed first to the undelivered elements of maintenance and support and professional services based on their fair values, as described above. The remainder of the contract value is attributed to the software licenses which are typically recognized as revenue upon delivery, provided all other revenue recognition criteria are met. As a result, discounts inherent in the total contract value are attributed to the software licenses.

Under its maintenance and support arrangements, the Company offers unspecified upgrades and enhancements on software products only on a when-and-if-available basis. Typically, the Company does not contract in advance for specified upgrades, enhancements or additional software products. In arrangements where the Company agrees to provide additional products, specified upgrades or enhancements, the Company allocates revenue from the entire arrangement among all elements of the order, including future deliverables, based on the relative fair values, based on the fee charged when products are sold separately unless the deliverable is a specified upgrade for which its fair value is allocated, without any discount. The Company defers recognition of revenue allocated to the specified future deliverable until delivery has occurred and any remaining contractual terms relating to that element have been met. In situations where fair value does not exist for all elements to be delivered under the arrangement, the Company defers all revenue from the arrangement until the earlier of the date when all elements have been delivered or fair value exists for all undelivered elements. The Company does not generally offer rights of return to its customers. In situations where negotiated contracts require rights of return, the Company does not recognize revenue until the products are accepted by the client and the right of return lapses.

The Company follows the guidance of Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-09”), in determining whether consideration, including equity instruments, given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

■	The Company receives an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer’s purchase of the Company’s products and services such that the Company could have purchased the products from a third party, and

■	The Company can reasonably estimate the fair value of the benefit received.

If both of the conditions are met, the Company records consideration paid to customers as an expense. Consideration, including equity instruments, not meeting the above criteria, is recorded as a reduction of revenue, to the extent the Company has recorded cumulative revenue from the customer or reseller. Any consideration in excess of cumulative revenue recognized from the customer or reseller is recorded as an operating expense (see Note 8).

Effective January 1, 2002, the Company adopted EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the statement of operations with offsetting costs recorded as costs of revenue. The Company’s out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, mileage, hotel stays and out-of-town meals. Upon adoption of EITF 01-14, the Company reclassified all prior periods to conform to the current year presentation. As a result of adoption of EITF 01-14, the Company has included $400,000, $416,000 and $249,000 during the years ended December 31, 2002, 2001 and 2000, respectively, in professional service revenues, with an equal amount in professional services cost of revenues, for reimbursable out-of-pocket expenses.

In some customer arrangements, the Company is able to invoice the customer in advance of providing services under a milestone billing plan, or in advance of providing maintenance and support. In these situations, the Company records the invoiced amount as deferred revenue.

Research and Development and Capitalized Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to general release of the product, are capitalized and amortized to cost of software license revenues over the estimated useful life of the related products. During the years ended December 31, 2002, 2001 and 2000, costs eligible for capitalization were not material.

Accounting for Stock Compensation

The Company has three stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts and to the extent that the fixed exercise prices are less than the fair market value of the Company’s common stock at the date of grant. The difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation, as a reduction of stockholders’ equity. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option. The Company reverses deferred compensation associated with options issued at below fair market value upon the cancellation of such options for terminated employees. The Company has adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, and related interpretations.

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net loss	$(51,897)	$(46,849)	$(29,596)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	2,294	2,707	2,411
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,003)	(13,333)	(7,425)

Pro forma net loss	$(57,606)	$(57,475)	$(34,610)

Earnings per share:
Basic and diluted—as reported	$(1.58)	$(1.46)	$(2.29)
Basic and diluted—pro forma	$(1.76)	$(1.80)	$(2.61)

Advertising Expense

The Company expenses advertising costs as incurred. During the years ended December 31, 2002, 2001 and 2000, advertising expense totaled $1,726,000, $1,626,000 and $1,598,000, respectively.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries that are denominated in foreign currencies are remeasured into U.S. dollars at rates of exchange in effect at the balance sheet date. Revenue and expense amounts are remeasured using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency remeasurement are included in other comprehensive income (loss), which is a separate component of stockholders’ equity. Net realized gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations as other income or expense and were not significant for any periods presented.

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. There is no difference between basic and diluted net loss per share for all periods presented since potential common shares from the exercise of options and warrants were anti-dilutive for all periods presented.

The following table sets forth the potential common stock excluded from the calculation of diluted net loss per share:

	Year ended December 31,
	2002	2001	2000
	(in thousands)
Options to purchase common stock	6,817	6,616	5,692
Warrants to purchase common stock	265	255	1,044

	7,082	6,871	6,736

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Components particularly subject to estimation include estimates of costs to complete custom software development arrangements, amounts recorded as accounts receivable allowances, recoverability of intangible assets, including goodwill, the income tax valuation allowance and expected losses to be incurred associated with vacated and subleased facilities. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on reported net loss.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional and annual requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations.

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. The Company does not expect the adoption of FIN 46 will have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has evaluated its existing arrangements for items which would be required to be accounted for in accordance with FIN 45 and the required disclosures as of December 31, 2002 have been included in Note 10 of these consolidated financial statements.

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently evaluating the scope of EITF 00-21 but management believes that the Company’s multiple element arrangements fall within the scope of SOP 97-2 and therefore, EITF 00-21 will not be applicable to the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Investments

Cash equivalents consist of the following:

	December 31,
	2002	2001
	(in thousands)
Municipal notes and bonds	$4,002	—
Money market funds	38,951	$45,857
U.S. government agencies	2,007	—

	$44,960	$45,857

Marketable securities at amortized cost, including accrued interest, and at fair value as of December 31, 2002 and 2001, consist of the following (in thousands):

	2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Commercial paper	—	—	$7,912	$7,912
Corporate debt securities	$2,008	$2,009	16,336	16,352

	$2,008	$2,009	$24,248	$24,264

Gross realized and unrealized gains and losses on marketable securities for the year ended December 31, 2002 and 2001 were immaterial. All marketable securities held at December 31, 2002 mature within one year.

During 2001, the Company acquired 200,000 shares of preferred stock representing a 2.5% interest in an unrelated third party in exchange for $500,000. This investment is accounted for under the cost method of accounting. During 2002, the Company determined, based on the financial results of the third party and an anticipated securities offering at a price below the price per share paid by the Company, that its investment was other-than-temporarily impaired. As a result, the Company recorded an impairment charge of $347,000, based on the difference between the carrying value of the investment and the estimated fair value of the investment. The impairment loss was recorded in other expenses in the statement of operations.

During 2002, the Company licensed on an exclusive basis certain technology rights to a third party for three years in exchange for 500,000 shares of the third party’s common stock. The investment was valued at $500,000, based on the stock’s fair value, and is accounted for under the cost method of accounting. Under the terms of the arrangement, the Company retained the right to continue to sell the related technology in exchange for a royalty obligation to the third party. In connection with sales made by the Company of products including the related technology, the royalty due to the third party is reduced by 25% as a commission earned on the sale by the Company. The commissions earned by the Company are paid by the third party through the issuance of incremental common shares. Any commissions earned are recorded as a reduction of the related cost of sale. Through December 31, 2002, the Company had earned an additional 49,605 shares, valued at $50,000, of common stock based on its sales of the related technology.

As of December 31, 2002 and 2001, these investments were recorded at $703,000 and $500,000, respectively, and such amounts were included in other assets.

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2002	2001
	(in thousands)
Accounts receivable	$9,615	$11,252
Unbilled accounts receivable	3,358	2,845

	12,973	14,097
Less — allowance for doubtful accounts	(1,266)	(1,428)

	$11,707	$12,669

Unbilled accounts receivable are primarily revenues earned under percentage of completion accounting that have not yet been billed under the terms of the arrangement.

5.    Fixed Assets

Fixed assets consist of the following:

		December 31,
	Estimated useful life (years)	2002	2001
		(in thousands)
Software, computer and office equipment	3	$11,777	$9,961
Leasehold improvements	5	2,153	2,050
Furniture and fixtures	5	1,110	1,080

		15,040	13,091
Less — accumulated depreciation and amortization		(9,656)	(6,372)

		$5,384	$6,719

Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was $3,284,000, $3,060,000 and $1,891,000, respectively.

6.    Acquisitions, Intangible Assets and Goodwill

On June 5, 2000, the Company entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of the Company’s common stock, the Company received royalty-free, perpetual development and distribution licenses to AT&T’s speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts. In connection with this agreement, the Company recorded $11,497,000 of acquired intellectual property and collaborative rights, equal to the fair value of the common stock issued, which is being amortized on a straight-line basis over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights was $3,832,000 for each year ended December 31, 2002 and 2001 and $1,916,000 for the year ended December 31, 2000.

On January 5, 2001, the Company acquired all of the outstanding capital stock of Eloquent Technology, Inc. (“ETI”), a supplier of speech synthesis, or text-to-speech technology. In connection with the acquisition, the Company paid $5,250,000 in cash and issued 299,873 shares of its common stock (valued at $13,457,000 based

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the average market price of the Company’s common stock over the period three days before and three days after the terms of the acquisition were agreed to and announced). Additionally, the Company incurred acquisition-related costs of $132,000, which are included in the total purchase price for accounting purposes. The acquisition was accounted for using the purchase method of accounting. Accordingly, the fair market values of the acquired assets and assumed liabilities have been included in the Company’s consolidated financial statements as of the acquisition date, and the results of operations of ETI have been included in the Company’s consolidated financial statements thereafter. The purchase price of $18,839,000 was allocated to net tangible assets and liabilities acquired of ($196,000), completed technology of $5,653,000 and goodwill of $13,382,000. The completed technology, reported as an intangible asset, is being amortized on a straight-line basis through December 2005. For each year ended December 31, 2002 and 2001, the Company recorded amortization expense for completed technology of $1,131,000. The Company’s pro forma statement of operations for periods prior to the acquisition reflecting the Company and ETI on a combined basis would not differ materially from the Company’s reported results.

On July 22, 2002, the Company acquired certain technology and patent rights related to speaker verification from SpeakEZ, Inc., a wholly owned subsidiary of T-Netix, Inc. In connection with the acquisition, the Company paid $360,000 in cash and issued 120,924 shares of its common stock (valued at $345,000 based on the average market price of the Company’s common stock over the period three days before and three days after the terms of the acquisition were agreed to and announced); the Company is obligated to pay an additional $40,000 and issue an additional 13,436 shares of its common stock (valued at $38,000 based on the average market price of the Company’s common stock over the period three days before and three days after the terms of the acquisition were agreed to and announced) on December 31, 2003, provided there has been no breach of any representations or warranties by the seller, as set forth in the purchase and sale agreement. Additionally, the Company assumed certain liabilities totaling $321,000. T-Netix is also able to earn up to $2.0 million of additional shares of the Company’s common stock based upon the revenue earned by the Company for the license of the acquired technology during the first two years after the acquisition date. As of December 31, 2002, there were no additional shares owed to T-Netix. The Company allocated the entire purchase price of $1,104,000 to completed technology. The completed technology, reported as an intangible asset, is being amortized on a straight-line basis through July 2005. For the year ended December 31, 2002, the Company recorded amortization expense of $153,000.

The following table summarizes intangible assets:

	December 31, 2002		December 31, 2001
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intellectual property and collaborative rights	$11,497	$9,581	$11,497	$5,748
Completed technology	6,757	2,415	5,653	1,131

	$18,254	$11,996	$17,150	$6,879

The Company expects amortization of all intangible assets to be approximately $3.3 million for the year ending December 31, 2003 and $1.5 million in each of the years ending December 31, 2004 and 2005.

As of January 1, 2002, the Company ceased amortization of goodwill in compliance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. For the year ended

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, the Company recorded $2,677,000 of goodwill amortization. The following summary reflects the results of operations as if SFAS 142 had been applicable at the beginning of the periods presented:

	Year ended December 31
	2002	2001	2000
	(in thousands, except per share data)
Reported net loss	$(51,897)	$(46,849)	$(29,596)
Goodwill amortization	—	2,677	—

Adjusted net loss	$(51,897)	$(44,172)	$(29,596)

Reported basic and diluted net loss per common share	$(1.58)	$(1.46)	$(2.29)
Goodwill amortization	—	0.08	—

Adjusted basic and diluted net loss per common share	$(1.58)	$(1.38)	$(2.29)

7.    Restructuring Costs

On July 3, 2002, the Company announced a restructuring plan to decrease costs over the next four quarters, including a reduction of the Company’s worldwide workforce by approximately 17%, or 71 employees. The reduction in the Company’s workforce affected employees in all of the Company’s groups, including the professional service organization, and research and development, selling and marketing and general and administrative functions. In connection with this plan, the Company recorded a $2,066,000 charge to operating expenses, relating primarily to severance and related costs for terminated employees.

In December 2002, the Company committed to a restructuring plan to vacate two office locations during 2003. In connection with this planned action, the Company recorded restructuring and other related charges of $5,940,000, which represents the anticipated differences between the Company’s obligations under the terms of the leases and the Company’s estimated sublease income. The New York City office was relocated to smaller space early in January 2003 and a subtenant now occupies the vacated facility. The Montreal office will be relocating to a new office at the Multi-Media center in April 2003, with a subtenant for the remainder of the lease for the vacated space anticipated in the second half of 2003.

The following table sets forth the activity in the restructuring accrual during the year ended December 31, 2002 (in thousands):

	Employee Related	Facilities Related	Total
Restructuring charge recorded in July 2002	$2,066	—	$2,066
Restructuring charge recorded in December 2002	—	$5,940	5,940
Deferred rent previously recorded for the New York space		310	310
Cash payments made in 2002	(1,878)	—	(1,878)

Accrued restructuring as of December 31, 2002	$188	$6,250	$6,438

The Company expects the remaining employee-related accrual balance will be expended over the next 3 months and will be funded from working capital. The leases under the facilities-related accrual extend through 2010 and 2016 unless the Company is able to negotiate earlier termination dates. The Company expects the facilities-related accrual will be expended approximately equally over the remaining life of the leases and will be funded from working capital.

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Stockholders’ Equity

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

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

Deferred Stock Compensation

In connection with the sale of common stock in private placements to Net2Phone and America Online (AOL), concurrent with the Company’s initial public offering in August 2000, the Company recorded deferred stock compensation within stockholders’ equity of $5.4 million. This amount represents the difference between the price of the public offering of $20.00 per share and the price paid by Net2Phone and AOL of $12.46 per share. Additionally, on June 30, 2000, SpeechWorks issued a warrant to purchase 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. The estimated value of this warrant upon its issuance, utilizing the Black-Scholes valuation model, of $11.2 million, was recorded as deferred stock compensation within stockholders’ equity. The aggregate amount of $16.6 million is presented as a reduction of stockholders’ equity and was being amortized to the statement of operations over the three-year term of the concurrently entered arrangements. Prior to January 1, 2002, in each reporting period, the amortization of the common stock issued below fair market value was reflected first as a reduction of revenues resulting from the arrangements during the reporting period. To the extent that the amortization exceeded such revenues, the residual was reflected as selling and marketing non-cash stock compensation expense. The amortization of the warrant value was recognized as selling and marketing non-cash stock compensation expense.

Upon adopting EITF 01-09 on January 1, 2002, the Company determined the AOL and Net2Phone arrangements were required to be accounted for in accordance with EITF 01-09. The Company determined that these arrangements did not meet the condition that a sufficiently separable benefit had been received from AOL and Net2Phone; accordingly, recognition of the consideration must be recorded as a reduction of cumulative revenue from the respective customers. Since the Company had recognized cumulative revenue under these arrangements as of December 31, 2001 and 2000 in excess of amounts previously recorded as a revenue offset, for the years then ended, the Company reclassified $1,220,000 and $935,000, respectively, of previously recognized selling and marketing non-cash stock compensation expense as an offset to revenue resulting in a total offset of $2,313,000 and $1,208,000, respectively. For the year ended December 31, 2002, the Company recognized $3,302,000 as an offset to revenue associated with these arrangements, in accordance with EITF 01-09. Amounts of $1,995,000, $3,242,000 and $1,107,000, which exceeded the amounts of cumulative revenue recognized under each of the arrangements during the years ended December 31, 2002, 2001 and 2000, respectively, were included as selling and marketing non-cash stock compensation expense.

In June 2002, the Company modified its arrangement with Net2Phone to, among other items, extend the expiration date of the agreement for an additional two years, to June 30, 2005. As a result of this amendment, the Company modified the period over which the related deferred compensation is being recorded to reflect the

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extended expiration date. Accordingly, on July 1, 2002, the Company began recognizing the remaining deferred compensation balance over the period from July 1, 2002 to June 30, 2005.

Warrants

On April 1, 2002, the Company issued a fully-vested warrant to purchase up to 10,224 shares of common stock at an exercise price of $1.00 per common share to a vendor in connection with the performance of certain product development services. The value ascribed to this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $18,900, which was recognized as a research and development expense at the time of issuance since all services had been successfully completed. The warrant may be exercised at the option of the holder, in whole or in part, at any time on or before the second anniversary from the date of issuance. As of December 31, 2002, no portion of the warrant had been exercised.

On June 30, 2000, the Company issued a fully vested warrant to purchase up to 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. The warrant, which has an exercise price of $12.46 per share, became exercisable upon the earlier of June 30, 2002 or in three equal installments upon the achievement of certain performance targets. The warrant may be exercised at the option of the holder, in whole or in part, at any time on or before the fifth anniversary from the date that portion of the warrant becomes exercisable. As of December 31, 2000, in accordance with the original terms of the warrant, AOL exercised a portion of their warrant for the purchase of 510,281 shares of common stock in a cashless exercise, resulting in the Company issuing 365,248 shares of common stock. As of December 31, 2002, the remaining warrant to purchase up to 255,141 shares of common stock had not been exercised.

Reserved Shares

At December 31, 2002, the Company had 7,082,490 shares of its common stock reserved for issuance upon the exercise of outstanding options issued under the Company’s stock option plans and upon exercise of outstanding common stock warrants.

9.    Stock Option Plans

During April 2000, the Company’s Board of Directors approved the 2000 Employee, Director and Consultant Stock Plan (the “2000 Plan”), which was approved by the Company’s stockholders in May 2000. The 2000 Plan provides for the grant of incentive stock options (“ISOs”) as well as non-qualified options to employees, directors and other individuals providing services to the Company. The Compensation Committee of the Board of Directors determines the term of each option, exercise price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for ISOs cannot be less than the fair market value per share of the underlying common stock on the date granted. The exercise price for ISOs granted to holders of more than 10% of the voting stock of the Company cannot be less than 110% of the fair market value per share of the underlying common stock on the grant date. The term of ISOs and non-qualified options cannot exceed ten years. The term of ISOs granted to holders of more than 10% of the voting stock of the Company cannot exceed five years. Options granted under the 2000 Plan typically vest over 4 years. A maximum of 7,000,000 shares of common stock have been authorized for issuance under the 2000 Plan. As of December 31, 2002, 4,183,671 options have been issued and remain outstanding, with an additional 2,765,767 still available for grant.

In August 1995, the Company adopted the Amended and Restated 1995 Stock Option Plan (the “1995 Plan”). The 1995 Plan provides for the grant of ISOs as well as non-qualified options to employees, directors and

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other individuals providing services to the Company. The Compensation Committee of the Board of Directors determines the term of each option, exercise price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for ISOs cannot be less than the fair market value per share of the underlying common stock on the date granted. The exercise price for ISOs granted to holders of more than 10% of the voting stock of the Company cannot be less than 110% of the fair market value per share of the underlying common stock on the grant date. The term of ISOs and non-qualified options cannot exceed ten years. The term of ISOs granted to holders of more than 10% of the voting stock of the Company cannot exceed five years. Options granted under the 1995 Plan typically vest over 4 years. A maximum of 7,075,427 shares of common stock have been authorized for issuance under the 1995 Plan. As of December 31, 2002, 2,633,454 options have been issued and remain outstanding, with an additional 542,239 still available for grant.

A summary of the status of options granted under the Company’s stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

	2002		2001		2000
	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price
	(in thousands)		(in thousands)		(in thousands)
Outstanding at beginning of year	6,616	$7.65	5,692	$6.77	4,836	$1.51
Granted	1,766	5.64	2,062	10.64	2,103	15.71
Exercised	(482)	1.19	(655)	1.21	(922)	0.83
Canceled	(1,083)	12.34	(483)	18.79	(325)	3.14

Outstanding at end of year	6,817	$6.89	6,616	$7.65	5,692	$6.77

Options exercisable at December 31	4,002	$6.34	2,857	$4.60	1,821	$1.62
Options available for future grant at December 31	3,308		1,991		3,770
Weighted-average fair value of options granted during the year ended December 31		$4.68		$9.86		$12.69

The fair value of options at the date of grant was estimated using the Black-Scholes valuation model after the Company’s initial registration filing and the minimum value method before the Company’s initial registration filing with the following weighted-average assumptions:

	2002	2001	2000
Dividend yield	—	—	—
Expected volatility	106%	139%	100%
Risk-free interest rate	3.6%	4.85%	6.1%
Expected option life for incentive stock options (in years)	6.10	6.17	6.4
Expected option life for ESPP (in years)	0.50	0.50	—

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company’s employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the assumption of expected stock price volatility of the underlying stock. Changes in these subjective assumptions can materially affect the fair value estimate.

The following table summarizes information about stock options outstanding at December 31, 2002:

		Options outstanding		Options exercisable
Range of exercise prices	Number Outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
	(in thousands)	(in years)		(in thousands)
$0.01–$ 0.67	783	4.8	$0.40	783	$0.40
0.83– 2.17	970	6.5	1.80	742	1.73
2.18– 4.13	910	7.0	3.90	689	4.04
4.14– 4.85	1,218	9.3	4.84	209	4.85
4.90– 7.55	1,019	8.3	6.66	478	6.66
7.58– 8.00	879	7.5	7.97	529	7.99
8.02– 92.25	1,038	8.2	20.87	572	21.97

$0.01–$92.25	6,817	7.5	$6.89	4,002	$6.34

In connection with the grant of certain stock options to employees through June 30, 2000, the Company recorded deferred stock compensation within stockholders’ equity of $10,719,000, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options. Subsequent to June 30, 2000, no options have been issued with exercise prices less than fair value on the date of grant; accordingly, no deferred stock compensation has been recorded. The Company recorded amortization of deferred stock compensation for the years ended December 31, 2002, 2001 and 2000 of $2,294,000, $2,707,000 and $2,411,000, respectively. As a result of the restructuring (see Note 7), the Company reversed remaining deferred compensation balances associated with unvested stock options held by terminated employees of $1,133,000, resulting in a decrease to additional paid-in capital and deferred compensation. In addition, the Company extended the cancellation date of 392,000 vested options held by terminated employees, for which the exercise price was greater than the fair market value of the common stock as of July 8, 2002, from 90 days after termination to one year after termination. Since there was no intrinsic value of these options on the modification date, no compensation expense was recorded.

During May 2000, the Company’s Board of Directors and stockholders approved the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective upon completion of the Company’s initial public offering. The plan authorizes the issuance of up to a total of 350,000 shares of common stock to participating employees. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of the Company’s common stock through payroll deductions made over the term of each offering period. The per-share purchase price at the end of each offering period is equal to 85% of the lesser of the closing price of the Company’s common stock at the beginning or end of the offering period. The first plan period began September 1, 2000 and ended on February 28, 2001, with future offering periods ending on August 31 and February 28 of each subsequent year. In 2002, there were 161,573 shares issued under the Purchase Plan.

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Commitments and Contingencies

Operating Leases

The Company leases its primary office space under noncancelable operating leases, which expire on September 30, 2004. Under the terms of the lease relating to its main facility, the Company is required to maintain an irrevocable standby letter of credit naming the lessor as the beneficiary. The letter of credit must be in the amount of $80,000 through the expiration of the lease. During 1999, the Company leased additional office space under a noncancelable operating lease, which expires in 2004. Under the terms of the lease, the Company is required to maintain an irrevocable letter of credit naming the lessor as beneficiary. The letter of credit must be in the amount of $213,500 through the expiration of the lease.

During 2000, the Company leased office space in New York under a noncancelable operating lease, which expires in 2016. Under the terms of the lease, the Company is required to maintain an irrevocable letter of credit, naming the lessor as beneficiary, in the amount of $711,000 through 2016.

During 1999, the Company leased office space in Montreal, Canada under a noncancelable operating lease, which expires in 2010. Additional office space in Montreal, Canada was leased as an addendum to the 1999 lease during 2000. Under the terms of the lease, the Company is required to maintain an irrevocable letter of credit stating the lessor as beneficiary. The letter of credit must be in the amount of $158,000 ($245,000 CAD) through November 2003, with such amount reduced by $24,000 ($35,000 CAD) each succeeding year through expiration of the lease. During 2002, the Company leased additional office space in Montreal, Canada in a separate building under a noncancelable operating lease, which expires in 2013. Under the terms of the lease, the Company is required to maintain an irrevocable letter of credit naming the lessor as beneficiary. The letter of credit must be in the amount of $270,000 ($418,000 CAD) through the expiration of the lease.

All of the standby letters of credit noted above have been issued by the Company’s bank against available amounts under its revolving line of credit (See Note 11).

Rent expense under operating leases was $4,428,000, $4,339,000 and $2,951,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum lease obligations under operating leases as of December 31, 2002 are as follows:

Year	(in thousands)
2003	$3,521
2004	2,930
2005	2,487
2006	2,283
2007	2,283
Thereafter	18,046

Total minimum lease payments	$31,550

In December 2002, the Company entered into a noncancelable sublease for its New York office space. The total future minimum rental income to be received by the Company under this sublease is $6,821,000. Such amount is not reflected as an offset to the schedule of minimum lease payments above.

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Royalty Agreement

In August 1994, the Company entered into a license agreement, last amended in July 1996, under which the Company obtained a nonexclusive right to use certain software technology through the term of the licensor’s copyrights on such technology. The licensor’s copyrights expire fifty years after the death of the authors of the original technology. In exchange, the Company is required to pay royalties on net sales of licensed product. These royalties began at 5% of licensed product sales and decreased as a percentage of sales based on cumulative life to date sales. In addition, the Company was required to pay annual minimum royalties totaling $80,000 and $90,000 for the years ended December 31, 2000 and 1999, respectively, and $50,000 annually thereafter. Any payments that exceed these minimums can be used to offset future royalties payable under the agreement.

In January 2001, in connection with the acquisition of ETI, the Company assumed the terms of a development and royalty agreement between ETI and IBM. Under this agreement, IBM funded development of certain of ETI’s products, and the Company is obligated to pay royalties of between 10% and 12% of revenue earned from such funded products through 2005. Total maximum royalties payable under the term of this agreement are $5.0 million. The agreement requires the Company to make minimum royalty payments of $200,000 in 2002, 2003 and 2004 and $500,000 in 2005. As of December 31, 2002, the Company’s maximum potential remaining obligation under the assumed agreement was approximately $4.3 million.

In July 2002, in connection with the acquisition of speaker verification technology from T-Netix, the Company assumed a royalty commitment to Rutgers University for the sale of products developed at Rutgers University and licensed to T-Netix. Under the terms of the agreement, the Company is obligated to pay royalties of 3% of revenue received from the Rutgers University products, with an annual minimum of $10,000, through 2015.

Under the terms of these royalty agreements, the Company recorded royalty expense totaling $307,000, $350,000 and $214,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

Contingencies

In the normal incidence of the Company’s business, various claims, charges and litigation have been asserted or commenced and may continue to be asserted or commenced against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

Guarantor Arrangements

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (See Note 2). The following is a summary of agreements that the Company has determined are within the scope of FIN 45:

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. In January 2001, the Company acquired all of the stock of Eloquent Technology, Inc. Since that date, the Company has not received any claims for events that occurred prior to the acquisition. While the provisions of the agreement are still in effect, the Company believes that the probability of receiving a claim at this point is unlikely.

11.    Notes Payable and Line of Credit

In December 2001, the Company entered into a one-year equipment line of credit with a bank. Under this agreement, the Company obtained the right to access up to $6,000,000 to finance purchases of fixed assets during the twelve months ended November 30, 2002. This agreement was modified on December 30, 2002 to grant the Company the right to access up to $750,000 to finance purchases of fixed assets during the six months ending June 30, 2003. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the bank’s prime rate (5.0% at December 31, 2002), which is payable in equal monthly payments over a period of 36 months. During November 2002 and December 2001, the Company borrowed $380,000 and $1,801,000, respectively, under this line. In accordance with the terms of the equipment line of credit, principal payments of $726,000 are due in the year ending December 31, 2003, $728,000 is due during the year ending December 31, 2004 and $115,000 is due during the year ending December 31, 2005. Under the financing agreement, the Company is obligated to comply with certain financial covenants related to total tangible net worth; the Company was in compliance as of December 31, 2002.

In March 1999, the Company entered into a revolving line of credit with the same bank, which as modified on December 30, 2002, provides for available borrowings of up to $5,000,000. The revolving line of credit expires on December 30, 2003. Amounts available for borrowing are based upon certain eligible accounts receivable. Borrowings under the revolving line of credit bear interest at the bank’s prime rate (5.0% at December 31, 2002), and all outstanding borrowings are due on December 30, 2003. At December 31, 2002, no amounts were outstanding under the revolving line of credit and $3,484,000 was available for borrowing, with $1,516,000 committed under this line of credit for outstanding letters of credit. Under the financing agreement, the Company is prohibited from the payment of cash dividends on its capital stock and the Company is obligated to comply with certain financial covenants related to total tangible net worth; the Company was in compliance as of December 31, 2002.

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Segment Reporting

The Company operates in a single segment and has no organizational structure dictated by product lines, geography or customer type.

The following table presents total revenue, including non-cash stock compensation, and long-lived assets information by geographic area as of and for the years ended December 31, 2002, 2001 and 2000:

	Total Revenue			Long-Lived Assets
	2002	2001	2000	2002	2001	2000
	(in thousands)
United States	$28,333	$39,012	$25,201	$23,022	$28,103	$14,684
Europe	3,303	1,386	1,824	627	799	272
Other foreign countries	4,371	2,738	2,313	1,027	1,156	855

	$36,007	$43,136	$29,338	$24,676	$30,058	$15,811

Revenue classification above is based on the country in which the sale originates.

13.    Income Taxes

During the year ended December 31, 2000, the Company changed from the cash receipts and disbursements accounting method to the accrual accounting method for federal and state income tax purposes. As a result of taxable losses generated in the United States, the Company has not recorded any domestic provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 but has recorded a current foreign income tax provision (benefit) for the years ended December 31, 2002, 2001 and 2000 related to income from its foreign operations. The following shows net income and loss from U.S. and foreign operations for the years ended December 31, 2002, 2001 and 2000:

	December 31,
	2002	2001	2000
	(in thousands)
Income (loss) before income taxes:
United States	$(37,307)	$(28,771)	$(23,397)
Foreign	(14,767)	(18,033)	(5,890)

Total loss before income taxes	$(52,074)	$(46,804)	$(29,287)

The following is a reconciliation between the amount of the Company’s income taxes utilizing the U.S. federal statutory rate and the Company’s actual provision for income taxes for the years ended December 31, 2002, 2001 and 2000:

	December 31,
	2002	2001	2000
	(in thousands)
At U.S. federal statutory rate	$(17,705)	$(15,886)	$(9,958)
State taxes, net of federal effect	(2,299)	(1,374)	(1,576)
Effect of change in valuation allowance	13,991	8,483	8,870
Foreign rate differential	4,845	6,369	3,024
Amortization	1,310	2,799	—
Other.	(317)	(346)	(51)

(Benefit) provision for income taxes	$(175)	$45	$309

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, the Company recorded a net benefit for income taxes previously accrued of $175,000 based on cash receipts for research and development efforts completed in Canada.

The Company’s net deferred tax assets consist of the following:

	December 31,
	2002	2001
	(in thousands)
Gross deferred tax assets
Net operating loss carryforwards	$27,355	$19,539
Tax credit carryforwards	2,232	1,890
Accrued expenses	6,906	3,772
Deferred compensation	3,640	2,266
Other	1,268	815

Total gross deferred tax assets	41,401	28,282

Gross deferred tax liabilities
Purchased technology	(1,366)	(1,821)

Net deferred tax asset before valuation allowance	40,035	26,461

Deferred tax asset valuation allowance	(40,035)	(26,461)

Net deferred tax asset after valuation allowance	$—	$—

At December 31, 2002 and 2001, the Company provided a valuation allowance for the full amount of its net deferred tax assets since, based on the weight of available evidence, management could not conclude that it is more likely than not that these future benefits will be realized. At December 31, 2002, the Company has federal net operating loss carryforwards of $68,438,000 available to reduce future income, which expire at various dates through 2022. The Company also has federal research and development credit carryforwards of approximately $1,482,000 available to reduce future income tax liabilities, which expire at various dates through 2022. Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of net operating loss and tax credit carryforwards which can be utilized in future years to offset future taxable income and tax liabilities.

At December 31, 2002, the Company had recorded a deferred tax asset of $781,000, reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset has been fully reserved until it is more likely than not that the tax benefit from the exercise of stock options will be realized. The benefit from this $781,000 will be recorded as a credit to additional paid-in capital when realized.

14.    401(k) Savings Plan

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. The Company has not made any contributions to the 401(k) Plan through December 31, 2002.

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Supplemental Cash Flow Information

During the years ended December 31, 2002, 2001 and 2000, the Company made cash payments for interest totaling $72,000, $44,000 and $126,000, respectively.

During 2002, in exchange for common stock and cash, the Company acquired certain speaker verification technology from T-Netix, Inc, as follows (in thousands):

Fair value of assets acquired and goodwill	$1,104
Common stock issued and issuable	(383)
Cash paid and payable	(400)

Liabilities assumed	$321

During 2002, the Company licensed on an exclusive basis certain technology rights to a third party in exchange for 500,000 shares of the third party’s common stock valued at $500,000. In addition, the Company earned, through a commission arrangement with the third party, 49,605 shares of common stock valued at $50,000.

During 2001, warrant holders exercised warrants for the purchase of 788,947 shares of the Company’s common stock in cashless exercises, resulting in the Company issuing 727,072 shares of common stock.

During 2001, in exchange for common stock and cash, the Company acquired Eloquent Technology, Inc. as follows (in thousands):

Fair value of assets acquired and goodwill	$19,059
Common stock issued	(13,457)
Cash paid, net of cash acquired	(5,379)

Liabilities assumed	$223

During 2000, the Company issued 1,045,158 shares of its common stock, valued at $11,497,000, to AT&T in exchange for intellectual property and collaborative rights.

During 2000, in connection with the Company’s initial public offering, all outstanding shares of preferred stock automatically converted into an aggregate 16,415,158 shares of the Company’s common stock.

During 2000, warrant holders exercised warrants for the purchase of 546,281 shares of the Company’s common stock in cashless exercises, resulting in the Company issuing 400,934 shares of common stock.

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Quarterly Results (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information. Certain amounts in the prior year’s financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on reported net loss.

	Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
	(in thousands)
Revenues:
Product licenses	$5,092	$3,070	$5,016	$4,595	$7,031	$6,908	$5,806	$6,092
Professional services	4,909	4,519	5,030	5,205	4,414	3,875	3,779	4,493
Other revenues	244	964	316	349	352	848	899	952
Non-cash stock compensation	(1,042)	(954)	(630)	(676)	(709)	(686)	(244)	(674)

Total revenues	9,203	7,599	9,732	9,473	11,088	10,945	10,240	10,863

Cost of revenue:
Cost of product licenses	87	75	109	36	78	145	73	54
Cost of professional services
— non-cash stock compensation	123	123	154	154	155	154	154	154
— all other expenses	2,951	3,184	3,463	3,178	3,173	3,161	3,325	3,704
Cost of other revenues	569	859	198	365	312	697	752	751
Amortization of purchased technology	375	343	283	283	282	283	283	283

Total cost of revenues	4,105	4,584	4,207	4,016	4,000	4,440	4,587	4,946

Gross profit	5,098	3,015	5,525	5,457	7,088	6,505	5,653	5,917

Operating expenses:
Selling and marketing
— non-cash stock compensation	372	462	1,035	990	956	979	1,421	991
— all other expenses	7,560	6,635	7,810	7,721	8,279	7,797	7,708	7,062
Research and development
— non-cash stock compensation	114	133	140	140	139	140	140	140
— all other expenses	3,097	3,376	4,180	4,021	4,014	4,335	4,620	4,107
General and administrative
— non-cash stock compensation	78	78	106	106	107	106	106	106
— all other expenses	2,752	2,885	2,636	3,194	4,252	4,075	4,241	3,395
Amortization of intangible assets	958	958	958	958	1,628	1,627	1,627	1,627
Restructuring costs	5,940	2,066	—	—	—	—	—	—

Total operating expenses	20,871	16,593	16,865	17,130	19,375	19,059	19,863	17,428

Loss from operations	(15,773)	(13,578)	(11,340)	(11,673)	(12,287)	(12,554)	(14,210)	(11,511)
Interest and other income, net	(239)	222	137	172	782	620	897	1,459

Net loss before income taxes	(16,012)	(13,356)	(11,203)	(11,501)	(11,505)	(11,934)	(13,313)	(10,052)
Provision (benefit) for income taxes	(252)	(17)	27	67	22	42	(45)	26

Net loss	$(15,760)	$(13,339)	$(11,230)	$(11,568)	$(11,527)	$(11,976)	$(13,268)	$(10,078)

Basic and diluted net loss per common share	$(0.48)	$(0.41)	$(0.34)	$(0.36)	$(0.36)	$(0.37)	$(0.41)	$(0.32)
Shares used in computing basic and diluted net loss per common share	33,100	32,869	32,598	32,426	32,320	32,153	32,031	31,408

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended December 31, 2002, the Company recorded a restructuring charge of $5,940,000, associated with committing to vacate two facilities, which represents the anticipated differences between the Company’s obligations under the terms of the leases and the Company’s estimated sublease income (see Note 7).

On January 1, 2002, the Company adopted Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill. During each of the quarters in 2001 the Company recorded goodwill amortization of approximately $670,000.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders and under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item	12. Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Executive Compensation—Employment Contracts, Termination of Employment and Change–in-Control Arrangements” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 14.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)  Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this Annual Report on Form 10-K.

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements—see “Index to Financial Statements”

(2)	List of Schedules

Schedule II—Valuation and Qualifying Accounts for the three years ended December 31, 2002. All other schedules to the consolidated financial statements are omitted, as the required information is either inapplicable or presented in the consolidated financial statements.

(3)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, and are incorporated herein by this reference.

(b)	Reports on Form 8-K

None

Item 16.    Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Statement of Fees Paid to Independent Auditors” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

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

Signature	Title	Date

/s/ STUART R. PATTERSON Stuart R. Patterson	Chief Executive Officer, President and Director (principal executive officer)	March 26, 2003

/s/ RICHARD J. WESTELMAN Richard J. Westelman	Chief Financial Officer (principal financial and accounting officer)	March 26, 2003

/s/ MICHAEL S. PHILLIPS Michael S. Phillips	Chief Technology Officer and Director	March 26, 2003

/s/ WILLIAM J. O’FARRELL William J. O’Farrell	Chairman of the Board	March 26, 2003

/s/ AXEL BICHARA Axel Bichara	Director	March 26, 2003

/s/ RICHARD BURNES Richard Burnes	Director	March 26, 2003

/s/ ROBERT FINCH Robert Finch	Director	March 26, 2003

/s/ JOHN C. FREKER, JR. John C. Freker, Jr.	Director	March 26, 2003

Schedule II

SPEECHWORKS INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Year	Balance at beginning of period	Additions (a)	Deductions (b)	Balance at end of period
Allowance for doubtful accounts	2000	$60	$540	$—	$600
Allowance for doubtful accounts	2001	$600	$1,224	$396	$1,428
Allowance for doubtful accounts	2002	$1,428	$439	$601	$1,266

(a)	Amounts represent provision recorded as bad debt expense.
(b)	Amounts represent write-offs, net of recoveries.

CERTIFICATIONS

I, Stuart R. Patterson, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of SpeechWorks International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003

By:	/s/ STUART R. PATTERSON
Stuart R. Patterson Chief Executive Officer

I, Richard J. Westelman, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of SpeechWorks International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003

By:	/s/ RICHARD J. WESTELMAN
Richard J. Westelman Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)

Agreement and Plan of Merger dated as of December 19, 2000 among the Registrant, Eloquent Technology, Inc., SpeechWorks Acquisition Sub, Inc. and the sole shareholder of Eloquent Technology, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on January 19, 2001, File No. 000-31097.

3.1

Restated Certificate of Incorporation of the Registrant incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, filed on August 9, 2000, File No. 333-43398.

3.2	Amended and Restated Bylaws of the Registrant incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164

4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

+10.1

License Agreement, dated August 3, 1994, between the Registrant and MIT, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

10.2

Fourth Amended and Restated Registration Rights Agreement, dated as of April 11, 2000, among the Registrant and the investors party thereto, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

10.3

Lease Agreement, dated February 21, 1997, between the Registrant and Landman Omnibus V Limited Partnership, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

10.4

Sublease Agreement, dated April 1, 1998, between the Registrant and Exchange Applications, Inc. incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

10.5	Amended and Restated 1995 Option Plan, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

10.6	2000 Employee, Director and Consultant Stock Plan, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

10.7	2000 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

10.8

Form of Incentive Stock Option Agreement entered into by the named executive officers, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

10.9

Employment Agreement, dated June 21, 2000, between the Registrant and Richard J. Westelman, incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

+10.10

Development and License Agreement, dated June 5, 2000 between the Registrant and AT&T, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

10.11

First Amendment to the Fourth Amended and Restated Registration Rights Agreement, incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

Exhibit Number	Description of Exhibit

10.12

Second Amendment to the Fourth Amended and Restated Registration Rights Agreement, incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

+10.13

Software License and Professional Services Agreement, dated June 30, 2000, between AOL and the Registrant, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed on April 19, 2000, File No. 333-35164.

+10.14

Master Software License Agreement, dated September 1, 2000 between Net2Phone and the Registrant, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed March 16, 2001.

10.15

Third Amendment to the Fourth Amended and Restated Registration Rights Agreement, incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed March 16, 2001.

10.16

Fourth Amendment to the Fourth Amended and Restated Registration Rights Agreement, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed March 16, 2001.

10.17

Silicon Valley Bank Loan Arrangement with the Registrant dated March 26, 1999, between Silicon Valley Bank and the Registrant, as modified by the Third Loan Modification Agreement dated August 6, 2001, the Fourth Loan Modification Agreement dated November 13, 2001 and the Fifth Loan Modification Agreement dated December 28, 2001, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed March 16, 2001.

10.18

Silicon Valley Bank Loan Arrangement with the Registrant dated March 26, 1999, between Silicon Valley Bank and the Registrant, as modified by the Third Loan Modification Agreement dated August 6, 2001, the Fourth Loan Modification Agreement dated November 13, 2001 and the Fifth Loan Modification Agreement dated December 28, 2001 incorporate herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed March 21, 2002.

10.19

Fifth Amendment to the Fourth Amended and Restated Registration Rights Agreement, dated as of January 5, 2001, among the Registrant and the investors party thereto, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 14, 2001.

10.20	Loan Modification Agreement with the Registrant dated December 30, 2002, between Silicon Valley Bank and the Registrant.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Certain schedules to this agreement were omitted by the Registrant. The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.
+	Confidential Treatment granted as to certain portions.