Form 10-Q
period 2003-03-31
SPEECHWORKS INTERNATIONAL INC
filed 2003-05-15
CIK 1111345

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                         to

Commission file number: 000-31097

SPEECHWORKS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3239151
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

695 Atlantic Avenue, Boston, MA 02111
(Address of Principal Executive Offices) (Zip Code)

(617) 428-4444
Registrant’s Telephone Number, Including Area Code

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 8, 2003, the registrant had 33,998,959 shares of common stock, par value $0.001 per share, outstanding.

SPEECHWORKS INTERNATIONAL, INC.

SPEECHWORKS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2003	December 31, 2002
	(in thousands, except share information)
ASSETS
Current assets:
Cash and cash equivalents	$42,675	$46,901
Marketable securities	—	2,009
Accounts receivable, net of allowance for doubtful accounts of $1,319 and $1,266, respectively	11,188	11,707
Prepaid expenses and other current assets	2,490	2,536

Total current assets	56,353	63,153
Fixed assets, net	5,031	5,384
Intangible assets, net	4,926	6,258
Goodwill, net	10,707	10,707
Other assets	2,321	2,327

Total assets	$79,338	$87,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,450	$1,162
Accrued compensation	1,799	2,026
Accrued restructuring	610	951
Accrued expenses	2,408	3,043
Deferred revenue	7,603	8,033
Current portion of notes payable	904	726

Total current liabilities	14,774	15,941
Notes payable, net of current portion	1,020	843
Deferred revenue	250	292
Accrued restructuring	5,493	5,487

Total liabilities	21,537	22,563

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,883,537 and 33,112,643 shares issued and outstanding, respectively	34	33
Additional paid-in capital	236,979	235,100
Deferred stock compensation	(5,118)	(5,165)
Accumulated other comprehensive loss	(1)	(4)
Accumulated deficit	(174,093)	(164,698)

Total stockholders’ equity	57,801	65,266

Total liabilities and stockholders’ equity	$79,338	$87,829

The accompanying notes are an integral part of these consolidated financial statements.

SPEECHWORKS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
Revenues:
Product licenses	$4,066	$4,595
Professional services	5,413	5,205
Other revenues	280	349
Non-cash stock compensation	(1,028)	(676)

Total revenues	8,731	9,473

Cost of revenues:
Cost of product licenses	103	36
Cost of professional services — non-cash stock compensation	120	154
— all other expenses	3,636	3,178
Cost of other revenues	301	365
Amortization of purchased technology	374	283

Total cost of revenues	4,534	4,016

Gross profit	4,197	5,457

Operating expenses:
Selling and marketing — non-cash stock compensation	345	990
— all other expenses	5,774	7,721
Research and development — non-cash stock compensation	106	140
— all other expenses	2,800	4,021
General and administrative — non-cash stock compensation	76	106
— all other expenses	2,969	3,194
Amortization of intangible assets	958	958
Restructuring costs	687	—

Total operating expenses	13,715	17,130

Loss from operations	(9,518)	(11,673)
Interest income	135	300
Interest expense	(17)	(17)
Other expenses, net	(30)	(111)

Loss before income taxes	(9,430)	(11,501)
(Benefit from) provision for income taxes	(35)	67

Net loss	$(9,395)	$(11,568)

Basic and diluted net loss per share	$(0.28)	$(0.36)
Shares used in computing basic and diluted net loss per share	33,152	32,426

The accompanying notes are an integral part of these consolidated financial statements.

SPEECHWORKS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(9,395)	$(11,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	949	727
Amortization of intangible assets	1,332	1,241
Stock compensation expense	1,675	2,066
Provision for doubtful accounts	53	46
Changes in operating assets and liabilities:
Accounts receivable	466	579
Prepaid expenses and other current assets	46	274
Other assets	6	151
Accounts payable	288	(1,268)
Accrued compensation	(227)	(1,554)
Accrued restructuring	(335)	—
Accrued other expenses	(635)	(599)
Deferred revenue	(472)	(1,003)

Net cash used in operating activities	(6,249)	(10,908)

Cash flows from investing activities:
Purchases of fixed assets	(596)	(739)
Maturities of marketable securities	2,009	8,134

Net cash provided by investing activities	1,413	7,395

Cash flows from financing activities:
Proceeds from issuance of notes payable	530	—
Principal payments on notes payable	(175)	(275)
Proceeds from issuance of common stock under employee stock plans and warrants	252	737

Net cash provided by financing activities	607	462

Effects of changes in exchange rates on cash and cash equivalents	3	(83)

Net decrease in cash and cash equivalents	(4,226)	(3,134)
Cash and cash equivalents, beginning of period	46,901	55,534

Cash and cash equivalents, end of period	$42,675	$52,400

The accompanying notes are an integral part of these consolidated financial statements.

SPEECHWORKS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 contained in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Accounting for Stock Compensation

The Company has three stock-based employee compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts and to the extent that the fixed exercise prices are less than the fair market value of the Company’s common stock at the date of grant. The difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation, as a reduction of stockholders’ equity. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option. The Company reverses deferred compensation associated with options issued at below fair market value upon the cancellation of such options for terminated employees. The Company has adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, and related interpretations.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
Net loss	$(9,395)	$(11,568)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	415	677
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,307)	(2,814)

Pro forma net loss	$(10,287)	$(13,705)

Loss per share:
Basic and diluted—as reported	$(0.28)	$(0.36)
Basic and diluted—pro forma	$(0.31)	$(0.42)

3.	Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding shares of common stock subject to repurchase by the Company. There is no difference between basic and diluted net loss per share for all periods presented since potential common shares from the exercise of options and warrants were anti-dilutive for all periods presented.

The following table sets forth the potential common stock excluded from the calculation of diluted net loss per share:

	March 31,
	2003	2002
	(in thousands)
Options to purchase common stock	7,916	6,564
Warrants to purchase common stock	265	255
Unvested restricted common stock	650	—

	8,831	6,819

4.	Comprehensive Loss

For the three months ended March 31, 2003 and 2002, total comprehensive loss was as follows:

	Three months ended March 31,
	2003	2002
	(in thousands)
Net loss	$(9,395)	$(11,568)

Other comprehensive income (loss):
Unrealized loss on investments	—	(11)
Foreign currency translation adjustment	3	(83)

Total other comprehensive income (loss)	3	(94)

Total comprehensive loss	$(9,392)	$(11,662)

5.	Deferred Stock Compensation

In connection with the sale of common stock in private placements to Net2Phone and America Online (AOL), concurrent with the Company’s initial public offering in August 2000, the Company recorded deferred stock compensation within stockholders’ equity of $5.4 million. This amount represents the difference between the common stock public offering price of $20.00 per share and the price paid by Net2Phone and AOL of $12.46 per share. Additionally, on June 30, 2000, SpeechWorks issued a warrant to purchase 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. The estimated value of this warrant upon its issuance, utilizing the Black-Scholes valuation model, of $11.2 million, was recorded as deferred stock compensation within stockholders’ equity. The aggregate amount of $16.6 million is presented as a reduction of stockholders’ equity and is being amortized to the statement of operations over the terms of the concurrently entered arrangements.

In accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products (“EITF 01-09”), the Company determined that these arrangements did not meet the condition that a sufficiently separable benefit had been received from AOL and Net2Phone; accordingly, recognition of the consideration must be recorded as a reduction of cumulative revenue from the respective customer. For the three months ended March 31, 2003 and 2002, the Company recognized $1,028,000 and $676,000, respectively, as an offset to revenue associated with these arrangements. Amounts of $232,000 and $713,000, which exceeded the amounts of cumulative revenue recognized under each of the arrangements during the three months ended March 31, 2003 and 2002, respectively, were included as selling and marketing non-cash stock compensation expense.

6.	Restricted Common Stock

During the three months ended March 31, 2003, the Company issued an aggregate of 650,192 shares of restricted common stock to certain employees under the Company’s 2000 Employee, Director and Consultant Stock Plan, as amended. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event an employee ceases to be employed by the Company. The shares vest upon the fourth anniversary of the issue date; however, 50% of any unvested shares may be accelerated upon the occurrence of one or more of the following events: attainment by the Company of quarterly break-even results on a pro-forma basis, which excludes non-cash stock compensation, amortization of intangibles and one-time restructuring charges, closing of an acquisition of the Company (including the proposed acquisition of the Company announced on April 24, 2003), termination of the employee under specified circumstances following an acquisition of the Company, or the employee’s death or disability. The per share purchase price of the shares equaled the par value per share of the shares, aggregating $650. The difference between the purchase price and the fair value of the Company’s common stock on the date of issue of $1,756,000 has been recorded as deferred stock compensation, with an offset to additional paid-in-capital, and will be recognized as compensation expense ratably over the related vesting period. Compensation expense will be adjusted accordingly if vesting is accelerated as described above. Shares subject to vesting clauses are excluded from basic loss per share calculations.

7.	Intangible Assets

The following table summarizes intangible assets:

	March 31, 2003		December 31, 2002
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intellectual property and collaborative rights	$11,497	$10,539	$11,497	$9,581
Completed technology	6,757	2,789	6,757	2,415

	$18,254	$13,328	$18,254	$11,996

On June 5, 2000, the Company entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of the Company’s common stock, the Company received royalty-free, perpetual development and distribution licenses to AT&T’s speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts. In connection with this agreement, the Company recorded $11,497,000 of acquired intellectual property and collaborative rights, equal to the fair value of the common stock issued, which is being amortized on a straight-line basis over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights was $958,000 for each of the three-month periods ended March 31, 2003 and 2002.

On January 5, 2001, the Company acquired all of the outstanding capital stock of Eloquent Technology, Inc. (“ETI”), a supplier of speech synthesis, or text-to-speech technology. Pursuant to the stock purchase agreement, the Company paid $5,250,000 in cash and issued 299,873 shares of its common stock (valued at $13,457,000, based on the average price of the Company’s common stock over the period three days before and three days after the terms of the acquisition were agreed to and announced). Additionally, the Company incurred acquisition-related costs of $132,000, which are included in the total purchase price for accounting purposes. The purchase price of $18,839,000 was allocated to net tangible liabilities acquired of $196,000, completed technology of $5,653,000 and goodwill of $13,382,000. The completed technology, reported as intangible assets, is being amortized on a straight-line basis through December 2005. For each of the three-month periods ended March 31, 2003 and 2002, the Company recorded amortization expense for completed technology of $283,000.

On July 22, 2002, the Company acquired certain technology and patent rights related to speaker verification from SpeakEZ, Inc., a wholly owned subsidiary of T-Netix, Inc. Pursuant to the purchase and sale agreement, the Company paid $360,000 in cash and issued 120,924 shares of its common stock (valued at $345,000, based on the average market price of the Company’s common stock over the period three days before and three days after the terms of the acquisition were agreed to and announced). The Company is obligated to pay an additional $40,000 and issue an additional 13,436 shares of its common stock (valued at $38,000 based on the average market price of the Company’s common stock over the period three days before and three days after the terms of the acquisition were agreed to and announced) on December 31, 2003, provided there has been no breach of any representations or warranties by the seller, as set forth in the purchase and sale agreement. Additionally, the Company assumed certain liabilities totaling $321,000. The Company may be required to issue up to $2.0 million of additional shares of the Company’s common stock based upon the revenue earned by the Company from the license of the acquired technology during the first two years after the acquisition date. As of March 31, 2003, there were no additional shares owed to T-Netix. The Company is in the process of negotiating an amendment to the agreement with T-Netix to provide that, in the event of the consummation of the proposed acquisition of the Company, as announced on April 24, 2003, any common stock owed to T-Netix under the terms of the purchase and sale agreement after consummation of such acquisition would be satisfied in cash, rather than shares of SpeechWorks common stock. The Company allocated the entire purchase price of $1,104,000 to completed technology. The completed technology, reported as an intangible asset, is being amortized on a straight-line basis through July 2005. For the three months ended March 31, 2003, the Company recorded amortization expense of $91,000.

The Company expects amortization for the remainder of 2003 to be $2.0 million and expects amortization during 2004 and 2005 to be $1.5 million and $1.4 million, respectively.

8.	Restructuring Costs

In July 2002, the Company announced a restructuring plan to decrease costs over the following four quarters, including a reduction of the Company’s worldwide workforce by approximately 17%, or 71 employees. The reduction in the Company’s workforce affected employees in all of the Company’s groups, including the professional service organization, research and development, selling and marketing and general and administrative functions. In connection with this plan, the Company recorded a $2,066,000 charge to operating expenses, relating primarily to severance and related costs for terminated employees.

In December 2002, the Company committed to a restructuring plan to vacate two office locations during 2003. In connection with this planned action, the Company recorded restructuring and other related charges of $5,940,000, which represents the anticipated differences between the Company’s obligations under the terms of the leases and the Company’s estimated sublease income. The New York City office was relocated to smaller space early in January 2003 and a subtenant now occupies the facility vacated by the Company. The Montreal office relocated to a new office at the Multi-Media center in May 2003. The Company inititally anticipated a subtenant would occupy the vacated space in the second half of 2003. At March 31, 2003, the Company determined that the potential sublease income from a subtenant for the space vacated by the Company would be less than originally estimated as the Company currently anticipates a late 2003 occupancy date by the sublease tenant. As a result, the Company recorded additional restructuring charges of $140,000 during the three months ended March 31, 2003 for this revision in its estimated liability.

In January 2003, the Company announced a restructuring plan to further decrease costs over the following four quarters, including a reduction of the Company’s worldwide workforce by approximately 6%, or 20 employees. The reduction in the Company’s workforce affected employees in all of the Company’s groups, including the professional service organization, research and development, selling and marketing and general and administrative functions. In connection with this plan, the Company recorded a $547,000 charge to operating expenses, relating primarily to severance and related costs for terminated employees.

The following table sets forth the activity in the restructuring accrual during the three months ended March 31, 2003:

	Employee Related	Facilities Related	Total
	(in thousands)
Accrued restructuring as of December 31, 2002	$188	$6,250	$6,438
Restructuring charge recorded in January 2003	547	—	547
Restructuring charge for lower estimated sublease income	—	140	140
Cash payments made during the three months ended March 31, 2003	(584)	(438)	(1,022)

Accrued restructuring as of March 31, 2003	$151	$5,952	$6,103

The Company expects the remaining employee-related accrual balance will be expended over the next three months and will be funded from working capital. The leases under the facilities-related accrual extend through 2010 and 2016 unless the Company is able to negotiate earlier termination dates. The Company expects the facilities-related accrual will be expended approximately equally over the remaining life of the leases and will be funded from working capital.

9.	Guarantor Arrangements

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The following is a summary of agreements that the Company has determined are within the scope of FIN No. 45:

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual from the date of the respective agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred any material costs to date related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

When, as part of an acquisition, the Company acquires all of the stock or all, or substantially all of the assets and liabilities of a company, the Company may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. In January 2001, the Company acquired all of the stock of Eloquent Technology, Inc. Since that date, the Company has not received any claims for events that occurred prior to the acquisition. In July 2002, the Company acquired certain intellectual property assets from T-Netix, Inc. Since those dates, the Company has not received any claims for events that occurred prior to the acquisitions. While certain provisions of these agreements are still in effect, the Company believes that the probability of receiving a claim related to these acquisitions is unlikely. As a result, the Company believes that the estimated fair value of these agreements is minimal.

10.	Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently evaluating the scope of EITF 00-21. Management’s preliminary findings indicate that the Company’s multiple element arrangements fall within the scope of SOP 97-2 and, therefore, EITF 00-21 will not be applicable to the Company.

11.	Subsequent Event

On April 23, 2003, the Company entered into an agreement and plan of reorganization (the “Agreement”) with ScanSoft, Inc. (“ScanSoft”) and a wholly-owned subsidiary of ScanSoft pursuant to which the wholly-owned subsidiary will be merged with the Company, with the Company surviving as the surviving corporation and a wholly-owned subsidiary of ScanSoft. Consummation of the merger is subject to the approval of the stockholders of both the Company and ScanSoft and various other closing conditions, including regulatory approval. Under the terms of the Agreement, ScanSoft will issue 0.860 shares of its common stock to the Company’s stockholders for each share of SpeechWorks common stock that the respective SpeechWorks stockholder owns at the effective time of the merger. If the Company is not successful in completing the merger, it may be required to pay a termination fee of $6.5 million to ScanSoft and reevaluate its business strategy.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other important factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ significantly from those expressed, implied or forecasted in the forward-looking statements. These risks and uncertainties include, among others, those described in this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q.

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

We market our products and services primarily in North America, Europe, and AsiaPacific. We sell our products and professional services to our enterprise and carrier clients through our direct sales force, and indirectly through value-added resellers and original equipment manufacturers (“OEMs”). We also sell our products and services to service bureaus, application service providers, and portals who use them to offer speech-enabled services to their customers. We currently have relationships with over 175 value-added resellers and OEMs. Revenue from our resellers and OEMs accounted for 59.8% of our total revenue for the three months ended March 31, 2003 and 60.1% of our total revenue for 2002. We expect that revenue derived from sales to resellers and OEMs will be 50% to 60% of our total revenue for 2003.

Our typical customer arrangement includes a signed contract between the customer and us in which we generally offer payment terms ranging from 30 to 90 days and no rights of return of delivered products.

International sales accounted for 19.1% and 17.6% of our total revenue for the three months ended March 31, 2003 and 2002, respectively. We expect the portion of our total revenue derived from sales to clients outside the United States to remain between 10% to 20% of our total revenue for 2003.

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

Our selling and marketing expenses consist primarily of compensation and related expenses, sales commissions and travel expenses, along with other marketing expenses, including advertising, trade shows, public relations, direct mail campaigns, seminars and other promotional expenses and allocated corporate occupancy and depreciation costs. Our research and development expenses consist primarily of compensation and related expenses for our personnel and, to a lesser extent, independent contractors, who work on new products, enhancements to existing products and the implementation of our products in new languages and allocated corporate occupancy and depreciation costs. Our general and administrative expenses consist primarily of compensation for our administrative, financial and information technology personnel, occupancy and overhead expense, and company-wide professional fees, including recruiting, legal and accounting fees, as well as increases to our allowance for doubtful accounts. Our non-cash stock compensation charges result from non-cash charges for stock options, stock warrants or common shares issued with purchase or exercise prices that are less than the fair market value of our common stock on the date of grant and the fair value of warrants issued to non-employees.

We receive interest income by investing the proceeds that we raised in our prior equity financings and our initial public offering. Interest expense is incurred primarily from amounts we owe under our line of credit and equipment lines of credit. Other income and expenses consists primarily of foreign currency transaction gains and losses.

Since our incorporation in 1995, we have experienced recurring net losses, including net losses of $51.9 million in 2002 and $9.4 million for the three months ended March 31, 2003, resulting in an accumulated deficit of $174.1 million at March 31, 2003. The ongoing weakness of the overall economy may continue to depress IT spending, even though our bookings and revenue performance in the fourth quarter of 2002 and the first quarter of 2003 suggest that our prospects for growth in the coming year are good. In this context, during January 2003, we implemented cost savings measures, which we estimate will reduce quarterly expenses by 12.5% in 2003, to enable us to reduce our cash burn and make progress toward break-even financial results. Based upon cash savings expected from the headcount reductions in July 2002 and January 2003, combined with expected reductions in lease payments as a result of our December 2002 restructuring plan, which included the sublease of our New York development office, we believe that existing cash and cash equivalents and marketable securities and borrowings available under our bank financing agreements will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Management has the ability to implement additional actions to further reduce costs, if necessary. In the event we require additional financing, we believe that we would be able to obtain such funding; however, there can be no assurances that we would be successful in doing so or that we could do so on terms favorable to us.

Due to our operating losses, we have recorded no provision or benefit for U.S. federal or state income taxes in relation to these losses for any period since our inception. During the three months ended March 31, 2003, we recorded a benefit for income taxes of $35,000, representing an income tax credit earned in Canada related to research and development credits, offset in part by amounts owed in foreign jurisdictions related to income of our foreign operations. We expect to earn additional research and development credits in Canada during 2003, which will offset some of our expected income tax in foreign jurisdictions. As of December 31, 2002, we had $68.4 million of net operating loss carryforwards for federal income tax purposes, which expire at various dates through 2022. Our ability to use these net operating losses in future periods is not sufficiently assured and, therefore, these tax assets carry no value on the balance sheet.

Certain amounts in the prior years’ financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on reported net loss.

Recent Events

On April 23, 2003, we entered into an agreement and plan of reorganization (the “Agreement”) with ScanSoft, Inc. (“ScanSoft”) and a wholly-owned subsidiary of ScanSoft pursuant to which the wholly-owned subsidiary will be merged with us, with SpeechWorks surviving as the surviving corporation and a wholly-owned subsidiary of ScanSoft. Consummation of the merger is subject to the approval of both our stockholders and ScanSoft’s stockholders and various other closing conditions, including regulatory approval. Under the terms of the Agreement, ScanSoft will issue 0.860 shares of its common stock to our stockholders for each share of our common stock that the respective SpeechWorks stockholder owns at the effective time of the merger. If we are not successful in completing the merger, we may be required to pay a termination fee of $6.5 million to ScanSoft and reevaluate our business strategy.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Estimating valuation allowances, specifically the allowance for doubtful accounts;

•	Valuation of long-lived assets and goodwill;

•	Acquisition accounting; and

•	Stock compensation accounting.

Revenue recognition. We derive our revenue primarily from two sources. We sell product licenses, either directly to clients or through third-party distribution channels such as value-added resellers, OEMs and system integrators. Our distributors generally order software from us based on end-user orders and do not order to stock. To support the sale, installation and operation of our products, we also provide professional services, consisting of developing custom software applications, user interface design consulting, non-recurring platform development services, project management, training, feasibility studies and maintenance and technical support. We also resell third-party hardware and facilities management services when clients expressly request that we do so and therefore, such revenue is considered other revenue.

We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-9, and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. We recognize revenue from the licensing of software, provided that the arrangement does not require significant modification or customization of the software, any services included in the arrangement are not considered essential to the functionality of the software, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured, as follows:

•	When we license our software and do not provide any professional services, we recognize the license revenue when we ship the software to the client.

•	When OEMs license our software, we receive a royalty. We typically recognize the revenue from these royalties upon delivery to the third party when such information is available, or when the OEM making the sale notifies us of the sale.

•	When we license software in connection with custom software applications developed by us, we recognize the revenue over the life of the development project, concurrent with any related services fees as described below.

We recognize revenue from professional services, provided that evidence of the arrangement exists, the fees are fixed or determinable and collectibility is reasonably assured, as follows:

•

When we provide professional services such as custom applications and other services considered essential to the functionality of the software for a fixed fee, we recognize revenue from the fees for such services and any related software licenses as we complete the project using the percentage-of-completion method. We generally determine the percentage-of-completion by comparing the labor hours we have incurred to date to our estimate of the total labor hours required to complete the project based on regular discussions with our project managers. This method is used because we consider expended labor hours to be the most reliable, available measure of progress on these projects. Adjustments to contract estimates are made in the periods in which facts resulting in a change become known. When the estimate indicates a loss, such loss is provided for in its entirety. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

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

Our sales may include, under one contract or related contracts, software licenses, custom software applications and other services considered essential to the functionality of the software and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on its fair value, equal to its stated list price as a fixed percentage of the related software product’s price. The remainder of the total contract value is then attributed to the software license and related professional services, which are recognized as revenue as described above. As a result, discounts inherent in the total contract value are attributed to the software license and related professional services. For revenue classification, we allocate the contract value using the fair value of professional services, based on the fee charged when services are sold separately, and record that as professional services revenue; all remaining amounts are recorded as product license revenue. We may sell, under one contract or related contracts, software licenses, a maintenance and support arrangement and professional services not considered essential to the functionality of the software. In those arrangements, the total contract value is attributed first to the undelivered elements of maintenance and support and professional services based on their fair values as described above. The remainder of the contract value is attributed to the software licenses, which is typically recognized as revenue upon delivery of the license, provided all other revenue recognition criteria are met. As a result, discounts inherent in the total contract value are attributed to the software licenses.

Under our maintenance and support arrangements, we offer unspecified upgrades and enhancements on software products only on a when-and-if-available basis. Typically, we do not contract in advance for specified upgrades, enhancements or additional software products. In arrangements where we agree to provide additional products, specified upgrades or enhancements, we allocate revenue from the entire arrangement among all elements of the order, including future deliverables, based on the relative fair values, which are based on the fee charged when products are sold separately. We defer recognition of revenue allocated to the specified future deliverable until delivery has occurred and any remaining contractual terms relating to that element have been met. In situations where fair value does not exist for all elements to be delivered under the arrangement, we defer all revenue from the arrangement until the earlier of the date when all elements have been delivered or fair value exists for all undelivered elements. We do not generally offer rights of return to our customers. In situations where negotiated contracts require rights of return, we do not recognize revenue until all significant obligations have been delivered and accepted by the client.

At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which generally are 30 to 90 days from the invoice date, we do not consider the fee to be fixed or determinable. In these cases, we recognize revenue as the fees become due.

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

Allowance for doubtful accounts. Management must make estimates of the likelihood that any of our accounts receivable will be uncollectible due to the inability of our customers to make payments. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We record the allowance for doubtful accounts on a specific-identification basis and based on our historical write-off experience. If the financial condition of a customer deteriorates after entering into a revenue arrangement resulting in an impairment of their ability to make payments, additional allowances may be required. Significant judgments and estimates are involved in assessing the collectibility of customer transactions. Different assumptions could yield materially different results.

Long-lived assets and goodwill. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and for goodwill at least annually. Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

When we determine that the carrying value of intangibles and long-lived assets, other than goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we compare projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles with their carrying value. If the carrying value of the long-lived asset exceeds its expected undiscounted cash flows, the fair market value of the asset is compared with its carrying value and if the carrying value exceeds the fair value, an impairment loss equal to the excess is recorded. Determining the fair value of individual assets may include significant judgments by management. Different assumptions could yield materially different results. For impairment tests of goodwill, we compare our consolidated book value to our fair market value, as determined by the market value of our common stock. We use this method since management has assessed that we operate in one reporting unit.

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

On June 30, 2000, we issued a warrant to purchase up to 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. The estimated value of this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $11.2 million, which is being amortized over the three-year term of the agreement

During the three months ended March 31, 2003, we issued an aggregate of 650,192 shares of restricted common stock to certain employees under our 2000 Employee, Director and Consultant Stock Plan, as amended. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event an employee ceases to be employed by us. The shares vest upon the fourth anniversary of the issue date; however, 50% of any unvested shares may be accelerated upon the occurrence of one or more of the following events: attainment by us of quarterly break-even results on a pro-forma basis, which excludes non-cash stock compensation, amortization of intangibles and one-time restructuring charges, closing of an acquisition of our company (including the proposed acquisition of our Company announced on April 24, 2003), termination of the employee under specified circumstances following an acquisition of our company, or the employee’s death or disability. The per share purchase price of the shares equaled the par value per share of the shares, aggregating $650. The difference between the purchase price and the fair value of our common stock on the date of issue of $1,756,000 has been recorded as deferred stock compensation, with an offset to additional paid-in capital, and will be recognized as compensation expense ratably over the related vesting period. Compensation expense will be adjusted accordingly if vesting is accelerated as described above.

Significant judgements and estimates were involved in determining the proper valuation of deferred stock compensation related to employee stock options because at the time of grant there was no available market for the our common stock. Significant judgements and estimates were involved in determining the proper valuation of stock, stock options, stock warrants and restricted common stock issued at below fair market values and their useful lives. Different assumptions would have yielded material different results.

Results of Operations

The following table sets forth consolidated financial data for the periods indicated as a percentage of our total revenues.

	Three Months Ended March 31,
	2003	2002
Revenues:
Product licenses	47%	48%
Professional services	62	55
Other revenues	3	4
Non-cash stock compensation	(12)	(7)

Total revenues	100%	100%

Cost of revenues:
Cost of product licenses	1%	—%
Cost of professional services — non-cash stock compensation	1	2
— all other expenses	42	33
Cost of other revenues	4	4
Amortization of purchased technology	4	3

Total cost of revenues	52	42

Gross profit	48	58

Operating expenses:
Selling and marketing — non-cash stock compensation	4	10
— all other expenses	66	82
Research and development — non-cash stock compensation	1	2
— all other expenses	32	42
General and administrative — non-cash stock compensation	1	1
— all other expenses	34	34
Amortization of intangible assets	11	10
Restructuring costs	8	—

Total operating expenses	157	181

Loss from operations	(109)	(123)
Interest and other income, net	1	2

Loss before income taxes	(108)	(121)
(Benefit from) provision for income taxes	—	1

Net loss	(108)%	(122)%

Comparison of the Three Months Ended March 31, 2003 and 2002

Total revenues. Our total revenues (including non-cash stock compensation) decreased by 7.8% to $8.7 million for the three-month period ended March 31, 2003 from $9.5 million for the same period in 2002. The overall decrease in total revenue for the three-month period ended March 31, 2003 compared to the same period in 2002 reflects the slowdown primarily in product license revenues caused by the continued weakness in corporate technology spending. Revenue from international sales was $1.7 million for the three-month period ended March 31, 2003, an increase of 3.0% from $1.6 million for the same period in 2002. International revenues as a percentage of total revenues were 19.1% and 17.6% for the three-month periods ended March 31, 2003 and 2002, respectively. The slight increase in international revenues for the three-month period ended March 31, 2003 reflects the acceptance of speech recognition software applications in markets outside of the United States. We anticipate that international revenues will continue to represent 10% to 20% of our total revenues in the future.

Revenues from product licenses. Revenues from the licensing of proprietary software decreased 11.5% to $4.1 million for the three-month period ended March 31, 2003 from $4.6 million for the same period in 2002. This decline in product license revenues resulted primarily from the continued weakness in the worldwide economy, as most of the decrease was related to our international operations. We expect that revenues from product licenses will increase as a percentage of our total revenues once economic conditions improve, capital spending increases and license revenues from international customers return to the level seen in prior years.

Revenues from professional services. Revenues from fees we receive for professional services increased 4.0% to $5.4 million for the three-month period ended March 31, 2003 from $5.2 million for the same period in 2002. Professional services revenues includes customer reimbursable expenses of $110,000 and $68,000 for the three-month periods ended March 31, 2003 and 2002, respectively. The growth in revenues from professional services resulted primarily from the increased maintenance revenues from an expanding installed license base. We expect that revenues from professional services will represent 45% to 55% of our total revenues during 2003.

Other revenues. Other revenues for the resale of computer hardware and facilities management services were $280,000 for the three-month period ended March 31, 2003 compared to $349,000 for the same period in 2002. Other revenues accounted for 3.2% of total revenues for the three-month period ended March 31, 2003 and 3.7% of total revenues for the same period in 2002. We expect that resold hardware and facilities management revenue will remain at 3% to 5% of our total revenue during 2003.

Non-cash stock compensation offset to revenues. In connection with the sale of common stock in private placements to America Online, Inc. (“AOL”) and Net2Phone, concurrent with our initial public offering in August 2000, we recorded deferred stock compensation, within stockholders’ equity, of $5.4 million. This amount represents the difference between the price of our common stock sold in our public offering of $20.00 per share and the $12.46 per share price paid by AOL and Net2Phone. This amount is presented as a reduction of stockholders’ equity and is being amortized to the statement of operations over the three-year term of the concurrently entered arrangements. Additionally, we issued a warrant to purchase 765,422 shares of common stock to AOL in connection with a long-term marketing arrangement. The estimated value of this warrant upon its issuance, utilizing the Black-Scholes valuation model, was $11.2 million, which is being amortized over the three-year term of the agreement.

In accordance with EITF 01-09, we determined that these arrangements did not meet the condition that a sufficiently separable benefit had been received from AOL and Net2Phone; accordingly, recognition of the consideration must be recorded as a reduction of cumulative revenue from the respective customer. For the three months ended March 31, 2003 and 2002, we recognized $1,028,000 and $676,000, respectively, as an offset to revenue associated with these arrangements. Amounts of $232,000 and $713,000, which exceed the amount of cumulative revenue under each of the arrangements during the three months ended March 31, 2003 and 2002, respectively, were included as selling and marketing non-cash stock compensation expense.

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

Cost of product licenses revenues. Cost of product licenses revenues increased by 186.1% to $103,000 for the three months ended March 31, 2003 from $36,000 for the same period in 2002. This cost represented 2.5% and 0.8% of product licenses revenues for the three months ended March 31, 2003 and 2002, respectively. The increase in cost of product licenses revenues as a percentage of product licenses revenues is due to the higher royalty rate owed to IBM for the sale of ETI-Eloquence products, including a minimum royalty guarantee of $200,000 per year. The IBM royalty rate is higher than the royalty rate owed to MIT. The royalty rate owed to MIT will remain at its current level of 1% of eligible license revenue until the next cumulative product sales milestone is achieved. The royalty rate owed to Rutgers University is 3% of the related speaker verification product revenue, including a minimum annual royalty commitment of $10,000. We expect our overall blended royalty rate to increase as we sell more ETI-Eloquence products.

Cost of professional services revenues. Cost of professional services revenues increased 14.4% to $3.6 million for the three months ended March 31, 2003 from $3.2 million for the same period in 2002. Cost of professional services revenues includes customer reimbursable expenses of $110,000 and $68,000 for the three-month periods ended March 31, 2003 and 2002, respectively. The increase in total costs was due to increased usage of contract labor on customer projects. Additionally, the allocation of corporate overhead and depreciation during the three-month period ended March 31, 2003 increased based on the higher percentage of total headcount in the professional services organization after the corporate restructurings. The cost represented 67.2% and 61.1% of professional services revenues for the three months ended March 31, 2003 and 2002, respectively. The higher cost of professional services as a percentage of related revenues reflects the ramp up of several new customer projects during the period, in which we hired contract labor in advance of starting work on the projects.

Cost of other revenues. Cost of other revenues decreased 17.5% to $301,000 for the three months ended March 31, 2002 from $365,000 for the same period in 2002. The cost of other revenues as a percentage of other revenues increased to 107.5% for the three months ended March 31, 2003 from 104.6% for the same period in 2002. This increase in cost of other revenues as a percentage of related revenues for the three months ended March 31, 2003 reflects losses on certain resold hardware maintenance arrangements.

Amortization of purchased technology. On January 5, 2001, we acquired all of the outstanding capital stock of Eloquent Technology, Inc., a supplier of speech synthesis, or text-to-speech technology. The purchase price of $18.8 million was allocated to net tangible liabilities acquired of $196,000, completed technology of $5.6 million and goodwill of $13.4 million. Completed technology is being amortized on a straight-line basis through December 2005. The amortization of the purchased technology totaled $283,000 for each of the three-month periods ended March 31, 2003 and 2002.

On July 22, 2002, we acquired certain technology and patent rights related to speaker verification from SpeakEZ, Inc., a wholly owned subsidiary of T-Netix, Inc. We allocated the entire purchase price of $1.1 million to completed technology. The completed technology is being amortized on a straight-line basis through July 2005, its expected useful life. The amortization of the purchased technology totaled $91,000 for the three months ended March 31, 2003.

Total operating expenses. Our total operating expenses decreased 19.9% to $13.7 million for the three months ended March 31, 2003 from $17.1 million for the same period in 2002. These decreases occurred in all categories of spending and reflect the impact of the restructuring charges recorded during 2002 that lowered our headcount and our ongoing facility costs. Operating expenses for the three months ended March 31, 2003 include restructuring charges related to additional headcount reductions during January 2003, as well as a reduction in our estimate of sublease income expected to be received when we vacate our Montreal office space during the second quarter of 2003. As a result of these restructurings, total headcount was reduced to 309 as of March 31, 2003, compared to headcount of 412 as of March 31, 2002. As a percentage of total revenues, our operating expenses were 157.1% for the three months ended March 31, 2003, and 180.8% for the same period in 2002. Total operating expenses include certain non-cash charges for the three months ended March 31, 2003 and 2002, as discussed below.

Selling and marketing. Our selling and marketing expenses decreased 25.2% to $5.8 million for the three months ended March 31, 2003 from $7.7 million for the same period in 2002. Selling and marketing expenses, as a percentage of total revenues, were 66.1% for the three months ended March 31, 2003 and 81.5% for the same period in 2002. The decrease in selling and marketing expenses resulted primarily from the reduction in the number of sales and marketing personnel and decreased spending on marketing programs. The number of sales personnel decreased to 65 from 91, and the number of employees in marketing decreased to 22 from 35 at March 31, 2003 and 2002, respectively. We anticipate that selling and marketing expenses during 2003 will remain lower than the level incurred during 2002 due to lower personnel in both selling and marketing roles for 2003, as well as lower spending on marketing activities during 2003. We expect that these expenses as a percentage of revenues will remain at less than 70% for 2003.

Research and development. Our research and development expenses decreased by 30.4% to $2.8 million for the three-month period ended March 31, 2003 from $4.0 million for the same period in 2002. The decrease in research and development expenses resulted primarily from the reduction in the number of research and development personnel to 85 from 118 at March 31, 2003 and 2002, respectively, and by the decreased usage of outside consultants on development projects. Research and development expenses as a percentage of total revenues decreased to 32.1% for the three months ended March 31, 2003 from 42.4% for the same period in 2002. We anticipate that research and development expenses will continue at these lower levels during 2003 to reflect the effect of the lower staffing levels and lower usage of outside consultants, and that these expenses as a percentage of revenues will be approximately 30% for 2003.

General and administrative. Our general and administrative expenses decreased 7.0% to $3.0 million for the three-month period ended March 31, 2003 from $3.2 million for the same period in 2002. General and administrative expenses as a percentage of total revenues increased slightly to 34.0% for the three months ended March 31, 2003 from 33.7% for the same period in 2002. The decrease in general and administrative expenses in absolute dollars from 2002 to 2003 was primarily due to the reduction in the number of personnel involved in general and administrative functions to 40 from 61 at March 31, 2003 and 2002, respectively, offset somewhat by higher spending on professional fees and business insurance in 2003 compared to 2002. Excluding the potential merger-related administrative costs, we anticipate that general and administrative expenses will remain at these lower spending levels to reflect the impact of the lower headcount, and that these expenses as a percentage of revenue will be less than 30% for 2003.

Non-cash stock compensation. Non-cash stock compensation charges are recorded as a separate component of cost of professional services, selling and marketing expenses, research and development expenses and general and administrative expenses. In connection with the grant of certain options to employees through June 30, 2000, we recorded deferred stock compensation within stockholders’ equity of $10.7 million, representing the difference between the estimated fair market value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options. We recorded amortization of deferred stock compensation of $415,000 and $677,000 for the three months ended March 31, 2003 and 2002, respectively. We expect the amortization of deferred stock compensation relating to employee stock options to be approximately $1.3 million for the remainder of 2003 and $218,000 in 2004.

During the three months ended March 31, 2003, we issued an aggregate of 650,192 shares of restricted common stock to certain employees under our 2000 Employee, Director and Consultant Stock Plan, as amended. The difference between the purchase price and the fair value of our common stock on the date of issue of $1,756,000 will be recognized as compensation expense ratably over the related vesting period. Compensation expense will be adjusted accordingly if vesting is accelerated, as provided for in the restricted stock agreements. Assuming that the vesting on the restricted common stock is not accelerated, we expect the stock compensation expense to be approximately $110,000 per quarter through the first quarter of 2007.

Sales and marketing expenses—non-cash stock compensation charges also includes non-cash stock compensation of $232,000 and $713,000 for the three month periods ended March 31, 2003 and 2002, respectively, related to common stock issued at below fair market value to Net2Phone and AOL, along with warrants issued to AOL. In accordance with EITF 01-09, deferred compensation is first recorded as an offset to cumulative revenue recognized from the respective customer. To the extent that amortization expense is in excess of cumulative revenue recognized from the respective customer relationship, the excess amount is recognized as expense.

Amortization of intangible assets. On June 5, 2000, we entered into a development and license agreement with AT&T Corp. to develop and sell products that use AT&T speech technology. Pursuant to this agreement, in exchange for 1,045,158 shares of our common stock, we received development and distribution licenses to AT&T’s speech software, text-to-speech software and certain other technology related to computer processing of the human voice. In addition, the parties agreed to collaborate in certain marketing efforts and additional technology development. In connection with this agreement, we recorded $11.5 million for the acquired intellectual property and collaborative rights, equal to the fair value of the common stock issued, which is being amortized over a three-year period. Amortization expense for the acquired intellectual property and collaborative rights was $958,000 for each of the three-month periods ended March 31, 2003 and 2002.

Restructuring costs. On July 3, 2002, we announced a restructuring plan to decrease costs over the following four quarters, including a reduction of our worldwide workforce by approximately 17%, or 71 employees. The reduction in our workforce affected employees in all of our groups, including the professional services organization, research and development, selling and marketing and general and administrative functions. In connection with this plan, in July 2002, we recorded a $2.1 million charge to operating expenses, relating primarily to severance and related costs of terminated employees. We paid out substantially all of these costs as of March 31, 2003. We believe that our expectation of annual cost savings of approximately $8.0 million are being realized from this restructuring.

In December 2002, we committed to a restructuring plan to vacate two office locations during 2003. In connection with this planned action, we recorded restructuring and other related charges of $5.9 million, which represents the anticipated differences between our obligations under the terms of the leases and our estimated sublease income. The New York City office was relocated to smaller space early in January 2003 and a subtenant now occupies the facility we vacated. The Montreal staff relocated to a new office in May 2003. We initially anticipated a subtenant for the remainder of the lease would occupy the vacated space in the second half of 2003. At March 31, 2003, we determined that the potential sublease income from a subtenant for the space we vacated would be less than originally estimated as we currently anticipate a late 2003 occupancy date by the sublease tenant. As a result, we recorded additional restructuring charges of $140,000 during the three months ended March 31, 2003.

In January 2003, we announced a restructuring plan to further decrease costs over the following four quarters, including a reduction of our worldwide workforce by approximately 6%, or 20 employees. The reduction in our workforce affected employees in all of our groups, including the professional service organization, research and development, selling and marketing and general and administrative functions. In connection with this plan, we recorded a $547,000 charge to operating expenses, relating primarily to severance and related costs for terminated employees. We anticipate the annual cost savings to be approximately $2.1 million.

The following table sets forth the activity in the restructuring accrual during the three months ended March 31, 2003:

	Employee Related	Facilities Related	Total
	(in thousands)
Accrued restructuring as of December 31, 2002	$188	$6,250	$6,438
Restructuring charge recorded in January 2003	547	—	547
Restructuring charge for lower estimated sublease income	—	140	140
Cash payments made during the three months ended March 31, 2003	(584)	(438)	(1,022)

Accrued restructuring as of March 31, 2003	$151	$5,952	$6,103

We expect the remaining employee-related accrual balance will be expended over the next three months and will be funded from working capital. The leases under the facilities-related accrual extend through 2010 and 2016 unless we are able to negotiate earlier termination dates. We expect the facilities-related accrual will be expended approximately equally over the remaining life of the leases and will be funded from working capital.

Interest and other income, net. Interest income was $135,000 for the three months ended March 31, 2003 and $300,000 million for the same period in 2002. Interest expense was $17,000 for both three-month periods ended March 31, 2003 and 2002. The decrease in interest income for the three months ended March 31, 2003 compared to the same period in 2002 was due primarily to lower cash balances available for investing. Other expenses include other non-operating costs, including foreign currency transaction gains and losses.

(Benefit from) provision for income taxes. During the three months ended March 31, 2003, we recorded a benefit for income taxes of $35,000, representing an income tax credit earned in Canada related to research and development credits, offset in part by amounts owed in foreign jurisdictions related to income of our foreign operations. The provision for income taxes of $67,000 for the three-month period ending March 31, 2002 represents income taxes owed in foreign jurisdictions.

Liquidity and Capital Resources

From inception through July 31, 2000, we funded our operations primarily through private placements of convertible preferred stock totaling $60.0 million and, to a lesser extent, through bank borrowings and capital equipment lease financing. In August 2000, we raised approximately $109.0 million through the completion of our initial public offering of common stock and the concurrent private placements of common stock with AOL and Net2Phone. As of March 31, 2003, we had cash and cash equivalents of $42.7 million. Our revolving line of credit provides for available borrowings up to $5.0 million, based upon certain eligible accounts receivable. As of March 31, 2003, there was $3.5 million available for borrowings under this line of credit, with $1.5 million committed under the line of credit for outstanding letters of credit. Any amounts borrowed under this facility would be due as of December 30, 2003. Under the financing arrangement, we are required to comply with certain financial covenants related to total tangible net worth. As of March 31, 2003, we were in compliance with these financial covenants. Based on our financial projections, we believe that we will continue to meet the financial covenants required in the financing agreement. Our operating activities resulted in net cash outflows of $6.2 million for the three months ended March 31, 2003 and $10.9 million for the same period in 2002. The operating cash outflows for these periods resulted primarily from our investment in research and development, sales and marketing and infrastructure.

During the three-month periods ended March 31, 2003 and 2002, our investing activities included the redemption of $2.0 million and $8.1 million, respectively, of maturing marketable securities. Capital expenditures for property and equipment were $596,000 for the three-month period ended March 31, 2003 and $739,000 for the same period in 2002. These capital expenditures consisted primarily of leasehold improvements to our new Montreal office space incurred during the three months ended March 31, 2003, and computer hardware for new employees and software costs related to upgrading our corporate infrastructure for the three months ended March 31, 2002.

In December 2001, we entered into an equipment line of credit with a bank. Under this agreement, we obtained the right to draw down up to $6.0 million to finance purchases of fixed assets during the twelve months ended November 30, 2002. This agreement was modified on December 30, 2002 to allow us to borrow up to $750,000 to finance purchases of fixed assets during the six months ending June 30, 2003. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the annual prime rate (5.0% at March 31, 2003), which is payable in equal monthly payments over a period of 36 months. During March 2003, we borrowed $530,000 under this line with monthly payments beginning in April 2003 and ending in March 2006. During November 2002, we borrowed $380,000 under this line with monthly payments beginning in December 2002 and ending in November 2005. During December 2001, we borrowed $1.8 million under this line with monthly payments beginning in January 2002 and ending December 2004. Under the financing agreement, we are obligated to comply with certain financial covenants related to total tangible net worth. As of March 31, 2003, an aggregate of $1,924,000 was outstanding under this line of credit and we were in compliance with the financial covenants. Based on our financial projections, we believe that we will continue to meet the financial covenants required in the financing agreement.

In March 1999, we entered into a revolving line of credit with the same bank, which as modified on December 30, 2002, provides for available borrowings of up to $5 million. The revolving line of credit expires on December 30, 2003. Amounts available for borrowing are based upon certain eligible accounts receivable. Borrowings under the revolving line of credit bear interest at the bank’s prime rate (5.0% at March 31, 2003), and all outstanding borrowings are due on December 30, 2003. At March 31, 2003, no amounts were outstanding under the revolving line of credit and $3,484,000 was available for borrowing, with $1,516,000 committed under this line of credit for outstanding letters of credit. Under the financing agreement we are obligated to comply with certain financial covenants related to total tangible net worth; we were in compliance as of March 31, 2003. Based on our financial projections, we believe that we will continue to meet the financial covenants required in the financing agreement.

Our financing activities generated cash of $607,000 and $462,000 for the three months ended March 31, 2003 and 2002, respectively. The issuance of common stock under employee stock plans and warrant exercises generated net proceeds of $252,000 and $737,000 for the three months ended March 31, 2003 and 2002, respectively. Repayments of bank borrowings were $175,000 and $275,000 during the three months ended March 31, 2003 and 2002, respectively.

Since our inception in 1995, we have experienced recurring net losses, including net losses of $51.9 million in 2002 and $9.4 million for the three months ended March 31, 2003, resulting in an accumulated deficit of $174.1 million at March 31, 2003. Based upon cash savings expected from the headcount reductions in July 2002 and January 2003, combined with expected reductions in lease payments as a result of our December 2002 restructuring plan, we believe that existing cash and cash equivalents and borrowings available under our bank financing agreements will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event we require additional financing, we believe that we would be able to obtain such funding, however, there can be no assurances that we would be successful in doing so or that we could do so on terms favorable to us.

Contractual Obligations

The following table sets forth future payments that we are obligated to make under existing long-term debt and operating lease commitments:

		Payments Due by Period
		(in thousands)
Contractual Obligation	Total	Remainder of 2003	2004-2005	2006-2007	Thereafter
Long-term debt	$1,924	$904	$1,020	$—	$—
Operating leases	30,670	2,641	5,417	4,566	18,046
T-Netix purchase price commitment	40	40	—	—	—

Total Contractual Cash Obligations	$32,634	$3,585	$6,437	$4,566	$18,046

Other Commercial Commitments

The following table sets forth other financial commitments under existing banking arrangements. We currently have standby letters of credit at a bank that are used as security deposits for various office leases. In the event of default on these lease commitments, the landlord would be eligible to draw down against their respective standby letter of credit. As of March 31, 2003, we were not in default on any of our leased facilities.

		Amount of Commitment Expiration by Period
		(in thousands)
Other Commercial Commitments	Total	2003	2004-2005	2006-2007	Thereafter
Standby letters of credit	$1,516	$56	$367	$45	$1,048

Royalty Commitments

Under the terms of the ETI acquisition, we assumed the royalty commitments to IBM for the sale of software products developed under an agreement between ETI and IBM. Under the terms of the agreement, the maximum potential amount of royalties owed to IBM will be $5.0 million. As of March 31, 2003, our remaining maximum potential obligation under the agreement was $4.25 million. In July 2002, in connection with the acquisition of speaker verification technology from T-Netix, we assumed royalty commitment to Rutgers University for the sale of products developed at Rutgers University and licensed to T-Netix. Under the terms of the agreement, we are obligated to pay royalties of 3% of revenue received from the Rutgers University products, with an annual minimum of $10,000, through 2015. We are obligated to pay an annual minimum royalty of $50,000 to MIT for the sale of software products developed using their technology. The following table sets forth the future minimum royalties owed to IBM and MIT under these agreement, along with the royalty rates.

		Amount of Minimum Royalty Commitment by Period
	( dollars in thousands)
Royalty Commitments	Total	Remainder of 2003	2004	2005	2006	Thereafter
Royalty Rate—Rutgers	—	3%	3%	3%	3%	3%
Royalty Commitment—Rutgers	$140	$10	$10	$10	$10	$100
Royalty Rate—IBM	—	12%	12%	12%	12%	12%
Royalty Commitment—IBM	$850	$150	$200	$500	—	—
Royalty Rate—MIT	—	1%	1%	1%	1%	1%
Royalty Commitment—MIT	$250	$50	$50	$50	$50	$50

Other Financial Commitments

As of March 31, 2003, as a result of our January 2003 restructuring plan, we were committed to pay severance and termination benefits to terminated employees of approximately $150,000. We expect that most of these committed amounts will be paid over the next three months and will be funded through working capital.

In December 2002, we committed to a restructuring plan to vacate two office locations during 2003. In connection with this planned action, we recorded restructuring and other related charges of $5,940,000, which represents the anticipated differences between our obligations under the terms of the leases and our estimated sublease income. The New York City office was relocated to smaller space early in January 2003 and a subtenant now occupies the vacated facility. The Montreal office was relocated to a new office at the Multi-Media center in May 2003. We inititally anticipated a subtenant would occupy the vacated space in the second half of 2003. At March 31, 2003, we determined that the potential sublease income from a subtenant for the vacated space would be less than originally estimated as we currently anticipate a late 2003 occupancy date by the sublease tenant. As a result, we recorded additional restructuring charges of $140,000 during the three months ended March 31, 2003. The leases extend through 2010 and 2016 unless we are able to negotiate earlier termination dates. Amounts due under these leases are included in the Contractual Obligations table above.

As a result of our acquisition of certain technology and patent rights from T-Netix in July 2002, we are obligated to pay an additional $40,000 and issue an additional 13,436 shares of our common stock (valued at $38,000 as of July 22, 2002) on December 31, 2003, provided there has been no breach of any representations or warranties by the seller, as set forth in the purchase and sale agreement. Additionally, we assumed certain liabilities totaling $321,000 which will be paid no later than January 1, 2004. We may be required to issue up to $2.0 million of additional shares of our common stock based upon the revenue we earn from the license of the acquired technology during the first two years after the acquisition date. We are in the process of negotiating an amendment to the agreement with T-Netix to provide that, in the event of the consummation of the proposed acquisition of our company, as announced on April 24, 3003, any common stock owed to T-Netix under the terms of the purchase and sale agreement after consummation of such acquisition would be satisfied in cash, rather than shares of SpeechWorks common stock. As of March 31, 2003, there were no additional shares owed to T-Netix.

On April 23, 2003, we entered into an agreement and plan of reorganization (the “Agreement”) with ScanSoft, Inc. (“ScanSoft”) and a wholly-owned subsidiary of ScanSoft pursuant to which we will be merged with the wholly-owned subsidiary, with SpeechWorks as the surviving corporation and a wholly-owned subsidiary of ScanSoft. Consummation of the merger is subject to the approval of both our stockholders and ScanSoft’s stockholders and various other closing conditions including, regulatory approval. If we are not successful in completing the merger, we may be required to pay a termination fee of $6.5 million to ScanSoft and reevaluate our business strategy.

Guarantor Arrangements

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The following is a summary of agreements that we have determined are within the scope of FIN 45:

As permitted under Delaware law, we have agreements whereby it indemnifies our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable. In January 2001, we acquired all of the stock of Eloquent Technology, Inc. Since that date, we have not received any claims for events that occurred prior to the acquisition. In July 2002, we acquired certain intellectual property assets from T-Netix, Inc. Since that date, we have not received any claims for events that occurred prior to the acquisition. While the provisions of these agreements are still in effect, we believe that the probability of receiving a claim related to these acquisitions at this point is very low.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We are currently evaluating the scope of EITF 00-21. Our preliminary findings indicate that our multiple element arrangements fall within the scope of SOP 97-2 and, therefore, EITF 00-21 will not be applicable to us.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results may differ significantly from the results discussed in forward-looking statements. Important factors that could cause future results to differ materially from such expectations include: potential revenue declines as a result of customer uncertainty related to our proposed merger with ScanSoft, Inc.; expenses related to the merger and potential unknown liabilities associated with the combined businesses; spending patterns of our domestic and international customers based upon economic conditions; the timing of sales of our products and services; market acceptance of our speech-activated systems; our reliance on resellers and original equipment manufacturers for a significant portion of our sales; our reliance on a limited number of large orders for much of our revenue, including international orders; uncertainties related to current economic, political and national security conditions; our ability to develop new products and services in the face of rapidly evolving technology; our ability to effectively integrate operations of any acquired companies; the uncertainties related to our international operations; our ability to manage growth of our business; our ability to protect our intellectual property; our ability to respond to competitive developments; and our reliance on attracting, retaining and motivating key technical and management personnel. These and other important factors are detailed from time to time in our filings with the Securities and Exchange Commission. As a result of these and other important factors, there can be no assurances that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

We have entered into a merger agreement and, whether or not the merger is completed, it may be accompanied by a number of risks.

We have entered into an agreement and plan of reorganization with ScanSoft, Inc. and a wholly-owned subsidiary of ScanSoft pursuant to which the wholly-owned subsidiary will be merged with SpeechWorks, with SpeechWorks surviving as a wholly-owned subsidiary of ScanSoft. Mergers such as the one anticipated are typically accompanied by a number of risks, including difficulties integrating operations and personnel, potential disruption of ongoing business, potential distraction of management, potential revenue declines as a result of customer uncertainty, potential loss of employees in anticipation of the uncertainties of integration, expenses related to the merger and potential unknown liabilities associated with combined businesses. Certain of our customers have already expressed an intention to delay purchasing decisions until after the completion of the proposed merger. We may incur substantial expenses and devote significant management time and resources in seeking to complete the proposed merger that ultimately may not generate benefits for us. If we are not successful in completing the merger, we may need to reevaluate our business strategy, our results of operations and share price may be adversely affected, and we may be required to pay a termination fee of $6.5 million.

If the acquisition is successfully completed, holders of our common stock will become holders of ScanSoft common stock. Our business is different from that of ScanSoft’s, and ScanSoft’s results of operations, as well as the price of ScanSoft’s common stock, may be affected by factors different than those affecting our results of operations and the price of our common stock.

We have a history of losses and we expect to continue to incur net losses for the foreseeable future that may depress our common stock price.

We had an accumulated deficit of $174.1 million at March 31, 2003, and we expect to incur net losses for the foreseeable future. Net losses were $9.4 million for the three-month period ended March 31, 2003, $51.9 million for the year ended December 31, 2002, $46.8 million for the year ended December 31, 2001 and $29.6 million for the year ended December 31, 2000. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability. We cannot be certain we will realize sufficient revenues to achieve profitability. Moreover, if we were to achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Any additional financing that we may require in the future may not be available at all or, if available, may be on terms unfavorable to us. Failure to achieve or maintain profitability may depress the market price of our common stock.

We expect our quarterly revenues and operating results to fluctuate. If our quarterly operating results fail to meet the expectations of financial analysts and investors, the trading price of our common stock may decline.

Our revenues and operating results can vary significantly from quarter to quarter. A number of important factors are likely to cause these variations, including:

•	the timing of sales of our products and services, particularly in light of our dependence on a relatively small number of large orders, including international orders,

•	the mix of domestic and international sales,

•	the timing of product implementations, particularly large client design projects,

•	unexpected delays in introducing new products and services,

•	variation in capital spending budgets of our clients and potential clients,

•	variation in our expenses, whether related to sales and marketing, product development or administration,

•	deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects,

•	the mix of product license and services revenue, and

•	costs related to possible acquisitions of technology or businesses or strategic business combinations involving the company.

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

Due to the nature of our business, in any quarter we are dependent upon a limited number of orders that are relatively large in relation to our overall revenues. There was no single customer that represented more than 10% of our total revenues during the three-month period ended March 31, 2003 or for the year ended December 31, 2002. However, in the past one reseller of ours accounted for 19.3% of our total revenue in 2001 and 16.1% of our total revenue in 2000. There was a decline in demand from this reseller, who represented less than 10% of our total revenues for the year ended December 31, 2002. Our speech-activated products and services require significant expenditures by our clients and typically involve lengthy sales cycles. We may spend significant time and incur substantial expenses educating and providing information to prospective clients. Any failure to complete a sale to a prospective client during a quarter could result in revenues and operating results for the quarter that are lower than expected.

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

For the three-month period ended March 31, 2003, 59.4% of our sales were attributable to our resellers and original equipment manufacturers, or OEMs. For the year ended December 31, 2002, 60.1% of our sales were attributable to our resellers and OEMs. In 2001, 58.1% of our sales were attributable to our resellers and OEMs, especially InterVoice, Inc., which accounted for 19.3% of our sales in 2001. We intend to increase our sales through resellers in the future. As a result, we are in part dependent upon the continued success and viability of our resellers and OEMs, as well as their continued interest in selling our products. The loss of a key reseller or OEM or our failure to develop and sustain new reseller and OEM relationships could limit our ability to sustain and grow our revenues.

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

Our international sales represented 19.1% of our revenue for the three-month period ended March 31, 2003, 21.4% of our revenue for the year ended December 31, 2002, 9.5% of our revenue in 2001 and 14.0% in 2000. We expanded our direct and indirect international sales force in 2001, which helped us increase our international revenues in 2002. We have limited experience in international operations and international product and service sales, and there can be no assurance we will be successful in our international business. We are subject to a variety of risks associated with conducting business internationally, in addition to the risks our business as a whole faces, any of which could harm our business. These risks include:

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

Our business operations have changed due to volatility in our industry. We experienced significant growth in the past. From December 31, 2000 to December 31, 2001, the number of our employees increased from 317 to 409. However, in July 2002, we reduced our headcount by approximately 17%. In January 2003, we further reduced our headcount by approximately 6%. Our headcount as of March 31, 2003 was 309. We may be required to expand or contract our business operations in the future, and as a result may need to expand or contract our management, operational, financial and human resources, as well as management information systems and controls, to respond to any such growth or contraction. Our failure to manage these types of changes would place a burden on our business and our management team, which could cause our business to suffer.

Our application software may contain defects, which could result in delayed or lost revenue, expensive corrections, liability to our clients and claims against us.

We design, develop and implement complex speech-activated solutions that are often crucial to the operation of our clients’ products and businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse client reaction and negative publicity about us or our products and services or require expensive and time consuming corrections. Also, due to the developing nature of speech recognition technology, text-to-speech technology and speaker verification technology, our products are not currently and may never be accurate in every instance. In addition, third party technology that is included in our products could contain errors or defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages, which, even if unsuccessful, would likely be time consuming and could result in costly litigation and payment of damages. Such claims could have an adverse effect on our financial results and competitive position.

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

We enter into standard indemnification agreements in the ordinary course of business through our customer contracts. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual from the date of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Although we have not incurred any material costs to date related to these indemnification agreements, in the event that any of our products or solutions were found to violate intellectual property rights, then amounts paid to our customers could have a material adverse effect on our ongoing operations.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to our operations in international markets where we transact business in foreign currencies and accordingly, are subject to exposure from adverse movements in foreign currency exchange rates. Currently, we do not engage in any foreign currency hedging transactions. The functional currency of our foreign subsidiaries is the local currency. Substantially all of our revenues are invoiced and collected in U.S. dollars. Assets and liabilities of foreign subsidiaries which are denominated in foreign currencies are remeasured into U.S. dollars at rates of exchange in effect at the end of the period. Revenues and expense amounts are remeasured using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency remeasurement are included in other comprehensive loss, which is a separate component of stockholders’ equity. Net realized gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations as other income or expense and have not been material to date.

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

Item 4.    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)    Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.    OTHER INFORMATION

Items 1, 3, 4 AND 5 NOT APPLICABLE.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 31, 2000, the Securities and Exchange Commission declared the Company’s Registration Statement on Form S-1 (File no. 333-35164) effective. There has been no material change with respect to the Company’s use of proceeds from its initial public offering from the information discussed in its Annual Report on Form 10-K for the period ended December 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

None

(b)    Reports on Form 8-K

        On April 28, 2003, the Company furnished a Current Report on Form 8-K under Item 9, containing a copy of its earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEECHWORKS INTERNATIONAL, INC

Dated: May 15, 2003	By:	/s/ Richard J. Westelman
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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ Stuart R. Patterson
Stuart R. Patterson
Chief Executive Officer

I, Richard J. Westelman, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SpeechWorks International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ Richard J. Westelman
Richard J. Westelman
Chief Financial Officer

Index to Exhibits

Exhibit No.	Exhibit
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.